Form 10QSB
period 2008-01-31
ULTRA CARE INC
filed 2008-03-13
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ____

ULTRA CARE, INC.
(Exact name of Registrant as specified in charter)

Nevada	333-147195	98-0528421
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

999 Third Avenue Suite 3800 Seattle, WA 98104
(Address of principal executive offices)

(206) 224-3738
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing Requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 11, 2008, 1,960,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF JANUARY 31, 2008
(Unaudited)

2008
ASSETS
Current Assets:
Cash in bank	$8,047
Prepaid rent	665
Total current assets	8,712
Total Assets	$8,712

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$7,447
Accrued liabilities	3,000
Due to Director and stockholder	600
Total current liabilities	11,047
Total liabilities	11,047

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares authorized; 1,960,000 shares issued and outstanding	1,960
Additional paid-in capital	48,040
(Deficit) accumulated during the development stage	(52,335)
Total stockholders' (deficit)	(2,335)
Total Liabilities and Stockholders' (Deficit)	$8,712

The accompanying notes to financial statements are
an integral part of this balance sheet.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2008
(Unaudited)

	Three Months Ended January 31, 2008	Six Months Ended January 31, 2008	Cumulative From Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	11,500	12,750	27,100
Web site	-	9,000	9,000
Travel	-	7,500	7,500
Transfer agent fees	5,000	5,000	5,000
Filing fees	2,376	2,451	2,451
Rent expense	499	998	1,164
Other	60	80	120
Total general and administrative expenses	19,435	37,779	52,335
(Loss) from Operations	(19,435)	(37,779)	(52,335)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(19,435)	$(37,779)	$(52,335)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,960,000	1,960,000

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2008
(Unaudited)

	Six Months Ended January 31, 2008	Cumulative From Inception

Operating Activities:
Net (loss)	$(37,779)	$(52,335)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	7,447	7,447
Prepaid rent	998	(665)
Accrued liabilities	(750)	3,000
Net Cash (Used in) Operating Activities	(30,084)	(42,553)
Investing Activities:
Cash provided by investing activities	-	-
Net Cash Provided by Investing Activities	-	-
Financing Activities:
Issuance of common stock for cash	-	50,000
Due to Director and stockholder	-	600
Net Cash Provided by Financing Activities	-	50,600
Net Increase (Decrease) in Cash	(30,084)	8,047
Cash – Beginning of Period	38,131	-
Cash – End of Period	$8,047	$8,047
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Ultra Care, Inc. (“Ultra Care” or the “Company”) is a Nevada corporation in the development stage. The Company was incorporated on January 30, 2007. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation. The business plan of the Company is to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match up foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada. The accompanying financial statements of Ultra Care were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in March 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. The Company closed the PPO as of July 31, 2007, and received proceeds of $38,000. The Company also commenced an activity to submit a Registration Statement on Form SB-2 to the Securities and Exchange Commission (“SEC”) to register 760,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration Statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of January 31, 2008, and for the three-month and six-month periods ended January 31, 2008, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of January 31, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended January 31, 2008, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of July 31, 2007, filed with the SEC in its Registration Statement on Form SB-2 for additional information, including significant accounting policies.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. Once the Company has commenced planned operations, it will recognize revenues when completion of recruiting services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended January 31, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended January 31, 2008.

The Company has not issued any options or warrants since inception.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of January 31, 2008, the Company had not incurred any deferred offering costs.

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Concentration of Risk

As of January 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of January 31, 2008, the carrying value of accrued liabilities and the amount due to Director and stockholder approximated fair value due to the short-term maturity of these instruments.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases. Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2008, and revenues and expenses for the period ended January 31, 2008, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a web-based service for the recruitment and placement of qualified foreign-based nurses in the United States and Canada.

During the period ended January 31, 2008, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $12,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 9, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of January 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan from Director and Stockholder

As of January 31, 2008, a loan from an individual who is a Director, President, and stockholder of the Company amounted to $600. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4) Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000. See Note 6.

In March 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of July 31, 2007, the Company fully subscribed the PPO, and received proceeds of $38,000. The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 9, 2007, Ultra Care filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

(5)  Income Taxes

The provision (benefit) for income taxes for the six-month period ended January 31, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$5,667
Change in valuation allowance	(5,667)
Total deferred tax provision	$-

The Company had deferred income tax assets as of January 31, 2008, as follows:

2008

Loss carryforwards	$7,850
Less - Valuation allowance	(7,850)
Total net deferred tax assets	$-

As of January 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $52,335 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

(6) Related Party Transactions

As described in Note 3, as of January 31, 2008, the Company owed $600 to an individual who is a Director, President, and stockholder of the Company.

As described in Note 4, on January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000.

(7) Recent Accounting Pronouncements

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN No. 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements; however, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatement in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addressed how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements SAB No. 108 requires SEC registrants (1) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (2) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (3) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for the prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earrings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains it controlling financial interest in subsidiary and for all transactions that are economically similar to be accounted for similarly; (d) measure of any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8) Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 11 months. The operating lease period is from July 2007 through May 2008, at a monthly lease rate of $166. On June 29, 2007, the Company prepaid the operating lease obligation. As such, the Company recorded rent expense for the quarter ended January 31, 2008, of $499, and prepaid rent of $665.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this Report, our Registration Statement on Form SB-2 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this Report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Registration Statement on Form SB-2 for the year ended July 31, 2007.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until the third quarter of 2009. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

In our management's opinion there is a current and rapidly growing need for recruitment services in the healthcare market, particularly in the long term care market in the United States of America, as well as in other healthcare markets around the world.

Plan of Operation

Our plan of operation is to develop an industry leading online resource for the nursing profession. Our web-based service will support both job inquiries and job postings.

Our business objectives are as follows:

●	To be a leading provider of nursing candidates for placement into full time jobs in the United States of America and Canada, and eventually, in English-speaking countries around the world.

●	To develop an interactive web service that will generate income from multiple revenue streams and create value for our stockholders.

Our goals for the next 12 months are as follows:

●	To develop our service to the point that we can begin matching job seekers with advertised positions.

●	To broaden our network of personal contacts to nursing schools throughout the Philippines.

●	To launch a beta-test program with three hospitals, two in the United States of America and one in Canada, that may become future employers for our nursing applicants.

●	To be engaged in discussions with at least 250 prospective employers in the United States of America and 25 prospective employers in Canada.

During our first year of operations, the Company officers and Directors will provide their services to Ultra Care at no charge. This includes administrative duties, along with developing a schematic flow chart for the website design, developing sales and marketing information kits, researching background on potential job listings from employers, and making connections with foreign nursing schools.

Management plans to contract out the development of the website to an accomplished web developer who is familiar with online databases, streaming video, and related content management. There are no plans to hire additional staff while the website is being developed. With limited financial resources to begin with, each member of the management team will dedicate approximately four hours a week in order to attend to needs of the business.

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through January 31, 2008.

Expenses

Our expenses for the three-month period ended January 31, 2008, were $19,435 and for the first six months of our 2008 fiscal year were $37,779. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended January 31, 2008, was $19,435. Our net loss for the first six months of our 2008 fiscal year was $37,779. During the period from January 30, 2007 (date of inception), through January 31, 2008, we incurred a net loss of $52,335. This loss consisted primarily of incorporation costs and administrative expenses. Since inception, we have sold 1,960,000 shares of common stock.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2008, reflects assets of $8,712. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We anticipate generating additional losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation, and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and Directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Form SB-2 initially filed on November 7, 2007, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form SB-2 initially filed on November 7, 2007, and incorporated herein by reference).

31.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA CARE, INC.

By:	/s/ Clifford Belgica
Name: Clifford Belgica
Title: Chief Executive Officer and Director