Form 10QSB
period 2008-04-30
ULTRA CARE INC
filed 2008-06-06
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the transition period from ____ to ____

ULTRA CARE, INC.
(Exact name of registrant as specified in charter)

Nevada	333-147195	98-0540833
(State or other jurisdiction	(Commission File	(IRS Employer
of incorporation)	Number)	Identification No.)

999 Third Avenue
Suite 3800
Seattle, WA 98104
(Address of principal executive offices)

(206) 652-3382
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

As of June 4, 2008, 1,960,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Financial Statements-

	Balance Sheet as of April 30, 2008	F-2

Statements of Operations for the Three Months and Nine Months Ended
	April 30, 2008, the Periods Ended April 30, 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended April 30, 2008, the
	Period Ended April 30, 2007, and Cumulative from Inception	F-4

	Notes to Financial Statements April 30, 2008	F-5

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF APRIL 30, 2008
(Unaudited)

ASSETS
2008
Current Assets:
Cash in bank	$6,963
Prepaid rent	166
Total current assets	7,129
Total Assets	$7,129

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$828
Accrued liabilities	3,500
Due to Director and stockholder	14,600
Total current liabilities	18,928
Total liabilities	18,928

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares
authorized; 1,960,000 shares issued and outstanding	1,960
Additional paid-in capital	48,040
(Deficit) accumulated during the development stage	(61,799)
Total stockholders' (deficit)	(11,799)
Total Liabilities and Stockholders' (Deficit)	$7,129

The accompanying notes to financial statements are
an integral part of this balance sheet.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED APRIL 30, 2008, THE PERIOD ENDED APRIL 30, 2007,
THE NINE MONTHS ENDED APRIL 30, 2008, THE PERIOD ENDED APRIL 30, 2007, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH APRIL 30, 2008
(Unaudited)

	Three		Nine
	Months Ended	Period Ended	Months Ended	Period Ended	Cumulative
	April 30,	April 30,	April 30,	April 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	1,500	600	14,250	600	28,600
Transfer agent fees	7,098	-	12,098	-	12,098
Web site	-	-	9,000	-	9,000
Travel	-	-	7,500	-	7,500
Filing fees	349	-	2,800	-	2,800
Rent expense	498	-	1,496	-	1,662
Other	19	-	99	-	139
Total general and administrative expenses	9,464	600	47,243	600	61,799
(Loss) from Operations	(9,464)	(600)	(47,243)	(600)	(61,799)
Other Income (Expense)	-	-	-	-	-
Provision for income taxes	-	-	-	-	-
Net (Loss)	$(9,464)	$(600)	$(47,243)	$(600)	$(61,799)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,960,000	1,200,000	1,960,000	1,200,000

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 31, 2008, THE PERIOD ENDED
APRIL 30, 2007, AND CUMULATIVE FROM INCEPTION
(JANUARY 30, 2007) THROUGH APRIL 30, 2008
(Unaudited)

	Nine		Cumulative
	Months Ended	Period Ended	From
	April 30, 2008	April 30, 2007	Inception

Operating Activities:
Net (loss)	$(47,243)	$(600)	$(61,799)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in assets and liabilities-
Accounts payable - Trade	828	-	828
Prepaid rent	1,497	-	(166)
Accrued liabilities	(250)	-	3,500
Net Cash (Used in) Operating Activities	(45,168)	(600)	(57,637)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	12,000	50,000
Due to Director and stockholder	14,000	600	14,600
Net Cash Provided by Financing Activities	14,000	12,600	64,600
Net Increase (Decrease) in Cash	(31,168)	12,000	6,963
Cash - Beginning of Period	38,131	-	-
Cash - End of Period	$6,963	$12,000	$6,963

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

(1)      Summary of Significant Accounting Policies

      Basis of Presentation and Organization

Ultra Care, Inc. (“Ultra Care” and the “Company”) is a Nevada corporation in the development stage. Ultra Care was incorporated on January 30, 2007. Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation. The business plan of is to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match up foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada. The accompanying financial statements of Ultra Care were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in March 2007, Ultra Care commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. The Company closed the PPO as of July 31, 2007, and received proceeds of $38,000. Ultra Care also commenced an activity to submit a Registration statement on Form SB-2 to the Securities and Exchange Commission to register 760,000 of its outstanding shares of common stock on behalf of selling stockholders. The Registration statement on Form SB-2 was filed with the SEC on November 7, 2007, and declared effective on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

      Unaudited Interim Financial Statements

The interim financial statements of Ultra Care as of April 30, 2008, and for the three months ended April 30, 2008, the period ended April 30, 2007, the nine months ended April 30, 2008, the period ended April 30, 2007, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of April 30, 2008, and the results of its operations and its cash flows for the nine months ended April 30, 2008, the period ended April 30, 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of July 31, 2007, filed with the SEC in its registration statement on Form SB-2 for additional information, including significant accounting policies.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

      Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Revenue Recognition

Ultra Care is in the development stage and has yet to realize revenues from planned operations. Once the Company has commenced planned operations, it will recognize revenues when completion of recruiting services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

      Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. Ultra Care records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended April 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

      Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended April 30, 2008.

The Company has not issued any options or warrants since inception.

      Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

offering costs are charged to operations during the period in which the offering is terminated. As of April 30, 2008, Ultra Care had not incurred any deferred offering costs.

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

Ultra Care maintains a valuation allowance with respect to deferred tax assets. Ultra Care establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

      Concentration of Risk

As of April 30, 2008, Ultra Care maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts Ultra Care could realize in a current market exchange. As of April 30, 2008, the carrying value of accrued liabilities and the amount due to director and stockholder approximated fair value due to the short-term maturity of these instruments.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
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

      Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2008, and revenues and expenses for the nine-month period ended April 30, 2008, the period ended April 30, 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)      Development Stage Activities and Going Concern

Ultra Care is currently in the development stage, and its business plan addresses the development of a web-based service for the recruitment and placement of qualified foreign-based nurses in the United States and Canada.

During the period from January 30, 2007, through April 30, 2008, the Company was organized and incorporated, received initial working capital through the issuance of common stock to directors and officers at par value for cash proceeds of $12,000, and completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders. On November 9, 2007, Ultra Care filed a registration statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Ultra Care as a going concern. Ultra Care has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of April 30, 2008, the cash resources of Ultra Care were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Ultra Care to continue as a going concern.

(3)      Loan from Director and Stockholder

As of April 30, 2008, a loan from an individual who is a director, president, and stockholder of Ultra Care amounted to $14,600. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)      Common Stock

Ultra Care is authorized to issue 50,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable, and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000. See Note 6.

In March 2007, Ultra Care commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of July 31, 2007, the Company fully subscribed the PPO, and received proceeds of $38,000. The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 9, 2007, Ultra Care filed a registration statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The registration was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

(5)      Income Taxes

The provision (benefit) for income taxes for the nine-month period ended April 30, 2008, was as follows (using a 15 percent effective Federal income tax rate):

2008
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$7,086
Change in valuation allowance	(7,086)
Total deferred tax provision	$-

Ultra Care had deferred income tax assets as of April 30, 2008, as follows:

2008
Loss carryforwards	$9,270
Less - Valuation allowance	(9,270)
Total net deferred tax assets	$-

As of April 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $61,800 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as Ultra Care believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)      Related Party Transactions

As described in Note 3, as of April 30, 2008, Ultra Care owed $14,600 to an individual who is a Director, President, and stockholder of the Company.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

As described in Note 4, on January 30, 2007, Ultra Care issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000.

(7)      Recent Accounting Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB’s stated objective in issuing this standard is as follows: “to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.”

The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option:

a)	may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;

b)	is irrevocable (unless a new election date occurs); and

c)	is applied only to entire instruments and not to portions of instruments.

SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The management of Ultra Care is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The management of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

–    disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

–    disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

–    disclosure of information about credit-risk-related contingent features; and

–    cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)

AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. Management of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(8)      Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party for the period of 11 months. The operating lease period is from July 2007 through May 2008, at a monthly lease rate of $166. On June 29, 2007, Ultra Care prepaid the operating lease obligation. As such, the Company recorded rent expense for the quarter ended April 30, 2008, of $498, and prepaid rent of $166.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our registration statement on Form SB-2, and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

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

In our management’s opinion there is a current and rapidly growing need for recruitment services in the healthcare market, particularly in the long term care market in the United States, as well as in other healthcare markets around the world.

Plan of Operation

Our plan of operation is to develop an industry leading online resource for the nursing profession. Our web-based service will support both job inquiries and job postings.

Our business objectives are as follows:

  To be a leading provider of nursing candidates for placement into full time jobs in the United States and Canada, and eventually, in English-speaking countries around the world.

  To develop an interactive web service that will generate income from multiple revenue streams and create value for our stockholders.

Our goals for the next 12 months are as follows:

  To develop our service to the point that we can begin matching job seekers with advertised positions.

  To broaden our network of personal contacts to nursing schools throughout the Philippines.

  To launch a beta-test program with three hospitals, two in the United States and one in Canada, that may become future employers for our nursing applicants.

  To be engaged in discussions with at least 250 prospective employers in the United States and 25 prospective employers in Canada.

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

Management plans to contract out the development of the website to an accomplished web developer who is familiar with online databases, streaming video, and related content management. There are no plans to hire additional staff while the website is being developed. With limited financial resources to begin with, each member of the management team intends to dedicate approximately four hours a week in order to attend to needs of the business.

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through April 30, 2008.

Expenses

Our expenses for the three-month period ended April 30, 2008, were $9,464, and for the first nine months of our 2008 fiscal year were $47,243. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended April 30, 2008, was $9,464. Our net loss for the first nine months of our 2008 fiscal year was $47,243. During the period from January 30, 2007 (date of inception), through April 30, 2008, we incurred a net loss of $61,799. This loss consisted primarily of incorporation costs, administrative expenses, filing fees, web hosting fees and legal and accounting costs.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2008, reflects assets of $7,129. Since inception, we have sold 1,960,000 shares of our common stock resulting in gross proceeds of $50,000. We have also received loans from a director and stockholder of the Company in the amount of $14,600. Capital formation activities to date have been insufficient to provide the working capital necessary to operate our business.

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

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of July 31, 2007, regarding concerns about our ability to continue as a going concern. Our unaudited financial statements as of April 30, 2008, included herein, contain additional note disclosures describing the circumstances pertaining to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ULTRA CARE, INC.

By:	/s/ Clifford Belgica
Name: Clifford Belgica
Title: Chief Executive Officer and
Director

Date: June 6, 2008	/s/ Clifford Belgica
Name: Clifford Belgica
Title: Chief Executive Officer and
Director
(Principal Executive Officer)

Date: June 6, 2008	/s/ Denver Ciano Melchor
Name: Denver Ciano Melchor
Title: Secretary, Treasurer, and Director
Principal Financial and Accounting Officer