Form 10KSB
period 2008-07-31
ULTRA CARE INC
filed 2008-10-29
CIK 1415605

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended July 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52945

ULTRA CARE, INC.
(Name of small business issuer as specified in its charter)

Nevada	98-0528421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5th Avenue - Suite 800
Seattle WA 98104

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:	(206) 224-3738
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	$0.001 par value common stock

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes X            No

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ______ NO___X____

          The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent fiscal quarter.

          The issuer had 1,960,000 shares of its common stock issued and outstanding as of October 28, 2008.

Documents Incorporated by Reference:	None.
Transitional Small Business Disclosure Format:	No.

Available Information

          Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Description of Business	3
ITEM 2.	Description of Property	8
ITEM 3.	Legal Proceedings	8
ITEM 4.	Submission of Matters to a Vote of Security Holders	8

	PART II
ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	8
ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	8
ITEM 7.	Financial Statements	10
ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	10
ITEM 8A(T).	Controls and Procedures	10
ITEM 8B.	Other Information	11

	PART III
ITEM 9.	Directors, Executive Officers and Corporate Governance	11
ITEM 10.	Executive Compensation	12
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	13
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence	14
ITEM 13.	Exhibits	15
ITEM 14.	Principal Accountant Fees and Services	15
	Signatures
	Financial Statements	F-1

          This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements, or industry results, may be materially different from those described in the forward-looking statements due to a number of risk factors. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. See also Item 6, “Management’s Discussion and Analysis or Plan of Operation – Safe Harbor Statement.”

PART I

Item 1. Description of Business

Overview of the Company

We were incorporated in the State of Nevada under the name Ultra Care, Inc. on January 30, 2007. We are a development stage company and we have commenced only limited operations. We have developed our Company website. We intend to focus on developing into a provider of web-based recruitment services for nursing practitioners to facilitate the recruitment and hiring of internationally-trained nurses for jobs in the United States and Canada. We plan to provide international nursing practitioners with a one-stop shop for job placement with healthcare providers in the United States and Canada. We also plan to service the healthcare industry by providing prospective employers with reliable recruitment, screening, and placement services through an innovative web-based service.

We do not currently have sufficient capital to operate our business, and we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

On September 3, 2008, Mr. Belgica resigned as the Company’s President, Chief Executive Officer and Director. On the same date, Mr. Melchor resigned as the Company’s Treasurer, Secretary, Chief Financial Officer, and Director. The Company appointed Mr. Pagaduan to the offices of President, Treasurer, Secretary, and Chief Financial Officer. The former officers and Directors also sold their entire interests in the Company, all 1,200,000 shares of common stock that they owned, to Mr. Pagaduan, which resulted in a change of beneficial ownership in the securities of the Company.

Our offices are currently located at 5th Avenue, Suite 800, Seattle, WA 98104. Our telephone number is (206) 224-3738. We currently have a preliminary informational website at www.ultracarenetwork.com.

Our Service Model

Ultra Care Inc. plans to develop a web-based recruiting and placement service to assist overseas nurses who want to work in the United States and Canada. Our Company intends to work on a contingency basis with employers who will undertake to pay the Company a commission on the start date of newly-hired nurse employees whom we have referred for employment.

Current trends show a high degree of mobility among nursing personnel who are willing to relocate to expand their career choices. Our plan is to develop an innovative web-based service that captures the interest of nurses who are looking to work in the United States and Canada. Our website will help facilitate a more effective job search and hiring process, while preserving personal contact that is vital to a successful recruitment process for nursing professionals.

In the wake of the critical nursing shortage that exists today, we plan, through our network of international contacts in the Philippines and South East Asia, to expedite the process of filling high-paying job postings for qualified nurses, first in the United States and Canada, and then in English-speaking countries around the world.

Our approach will involve a multi-layered website featuring continuous updates on new job postings, changes in regulatory criteria regarding the immigration process, and dynamic formats for employers.

Ultra Care’s marketing efforts will be focused on building brand name recognition within the international nursing community, starting in the Philippines.

Our strategy is to develop a strong grass-roots network of contacts in the Philippines and use this as our primary base of operations for recruiting nurses and health care professionals. Starting with our personal contacts among registered nurses and academic instructors at the nursing colleges, we plan to offer a series of free workshops. The topics will range from medical preparedness for emergencies to emerging trends for nurses working in North America. Our Company president plans to publish a series of White Papers for distribution at our workshops and for submission to trade journals and other nursing publications.

We plan to leverage the flexibility provided by the internet to offer webcasts of our workshops that can be pre-recorded for broadcasts at predetermined times. This will minimize the need for our Company president to do extensive travel. Utilizing webcasts will allow us to quickly expand our marketing initiatives throughout the 7,000 islands that make up the Philippines and neighboring countries.

Dependence on One or a Few Major Customers

The nature of our service offering does not mandate any dependence on one or a few major customers; however, if we obtain one or more large healthcare employer accounts, then we may end up being dependent on one or a few major employer clients.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions. We are planning to develop a website and intend to protect our intellectual property with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

Existing or Probable Government Regulations

Recruiting foreign nurses is dependant on such nurses meeting certain federal and state regulatory requirements. In addition, there are certain rules and regulations that govern the recruitment of employees in the nurses home countries. A change in the visa or licensing process would pose a challenge to us.

In the United States, the Commission on Graduates of Foreign Nursing Schools (CGFNS International) is responsible for accrediting foreign nurses. CGFNS International ensures applicants are in compliance with all procedures deemed appropriate by this organization. CGFNS International is a recognized on nursing credentials, evaluation pertaining to the education, registration, and licensure of nurses and other healthcare professionals worldwide. It offers exams in over 50 countries including the Philippines.

In Canada, foreign nurses must take the Canadian Registered Nurse Examination. This is administered by the Canadian’s nurses association. However, each provincial or territorial nursing regulatory body in Canada is responsible for ensuring that the individuals it registers as nurses meet an acceptable level of competence before beginning to practice.

In the Philippines, the Philippines Overseas Employment Administration (http://www.poea.gov.ph/) is the government agency that promotes and monitors overseas employment of the country’s labor expatriates. With the growing demand for nurses, this agency is directly involved in the corporate certification process and demands complete disclosure of business activities.

Employees

As of October 28, 2008, we have no employees. Our sole officer and Director provides services to us on an as-needed basis.

Risk Factors

We have a going concern opinion from our registered independent auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred a net loss of $(65,756) for the period from January 30, 2007 (date of inception) through July 31, 2008. We anticipate generating losses for at least the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

In addition, our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of an operating history makes it difficult to evaluate the future prospects of our business.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on January 30, 2007. We currently have not recruited the candidates to provide the medical staffing requirements of our potential clients nor have we executed any agreements with potential clients. Although we have begun initial planning for the recruitment of qualified nurses to be provided to medical facilities, and for the development of our website and web applications, we may not be able to execute our business plan unless and until we are successful in raising funds. Due to our present financial situation, however, such financing may not be forthcoming. Even if financing is available, it may not be available on terms we find favorable. Failure to secure the needed financing will have a serious effect on our Company's ability to survive. At this time, there are no anticipated sources of additional funds in place.

Our Business Plan may be unsuccessful.

The success of our business plan is dependent on our developing and marketing a website and a web-based service to provide solutions for the rising international shortage of qualified nurses and medical staff. Our ability to develop such a website and successfully market our web-based service is unproven, and the lack of an operating history makes it difficult to validate our business plan.

Our officers and Directors have significant voting power and may take actions that may be different than actions sought by our other stockholders.

Our sole officer and Director owns approximately 61% of the outstanding shares of our common stock. This stockholder will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

We face exposure to changes in regulatory requirements regarding the recruitment and employment of foreign nurses.

A range of exposures exist relating to how we intend to recruit nurses for our potential United States and Canadian clients. Since recruiting foreign nurses is dependent on government and state regulations, a limitation on the number of visas issued or changes to the rules and regulations making the visa or licensing processes more difficult would pose a challenge for us. In addition, since we propose to recruit nurses in the Philippines and other foreign countries, we will be subject to local rules and regulations relating to overseas recruitment and employment. We will need to obtain all necessary regulatory approvals and to comply with applicable law. We may be required to incur extensive legal services costs, and our legal fees may become an increased cost component of our business.

Because our officers and Directors work or consult for other companies, their other activities could slow down our operations.

Our sole officer and Director is not required to work exclusively for us and does not devote all of his time to our operations. Presently, our sole officer and Director allocates only a portion of his time to the operation our business. Since our sole officer and Director is currently employed full time elsewhere, he is able to commit to us only up to four hours a week. Therefore, it is possible that his pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations.

All of our officers and Directors are located in Philippines.

Since our sole officer and Director is located in the Philippines, any attempts to enforce liabilities under the United States securities and bankruptcy laws may be difficult.

If we are unable to attract and retain the interest of both our employer clients and prospective recruitee nurses to use our service, we will not be successful.

We will rely significantly on our ability to attract and retain the interest of both our employer clients looking for qualified nurses, as well as foreign nurses who possess the skills, experience and, if required, licenses, necessary to meet the requirements of our clients. We will compete for clients and nurses with other healthcare recruiting companies and with in-house recruitment divisions of hospitals and healthcare facilities. In addition, nurses choose to register with global recruiting companies based on the quantity, diversity, and quality of job opportunities and assignments offered and on compensation packages and other benefits. We will need to continually evaluate and build our recruiting network to keep pace with our clients' needs and to remain competitive in our business. Currently, there is a shortage of nurses in most areas of the United States and Canada, and competition for such personnel is increasing. We may be unable to identify or obtain the participation of a sufficient number of qualified nurses to satisfy the needs of our employer clients, which may decrease the potential for growth of our business. We cannot assure that we will be successful in signing up employer clients or prospective recruitee nurses. The cost of attracting employer clients and recruitee nurses to utilize our service may be higher than we anticipate and, as a result, our profitability could be minimal. Similarly, if we are unable to attract and retain the interest of qualified nurses, our ability to provide adequate services to our employer clients may decline and, as a result, we could lose clients.

We may be legally liable for damages resulting from our hospital and healthcare facility clients' mistreatment of recruitee nurses.

Because we are in the business of placing nurses in the workplaces of our clients, we are subject to possible claims by nurses alleging discrimination, sexual and other forms of harassment, negligence and other similar injuries caused by our clients. The cost of defending such claims, even if groundless, could be substantial, and the associated negative publicity could adversely affect our ability to attract and retain the participation of qualified nurses in the future and could cause us to lose current recruitee nurses.

We face exposure to healthcare liability claims.

Even though the nurses we recruit and place will not be our employees, we may face exposure if any of the nurses we recruit and place are deemed to have been unqualified or to have acted negligently. The cost of defending such claims, even if groundless, could be substantial, and the associated negative publicity could adversely affect our ability to attract and retain employer clients.

We may suffer harm due to our officers’ lack of experience in recruiting healthcare professionals from foreign countries.

Due to his lack of experience in operating a global recruitment company, our sole officer and Director may make wrong decisions and choices regarding the recruitment of nurses from foreign countries and may not take into account standard managerial approaches which other placement services commonly use. Consequently, our operations, earnings and ultimate financial success could suffer irreparable harm due to our officer's lack of experience in this industry. As a result we may have to suspend or cease operations which would result in the loss of your investment.

We may suffer cash flow problems due to the length of time involved in the recruitment process.

Due to a lengthy interviewing and screening process and the petition process required to employ foreign nurses in the United States and Canada, we will incur losses because we will not have significant revenues to offset the expenses associated with the development costs related to building our web-based service and recruiting qualified nurses on a global basis until after the initial nurses have concluded the petition process and have been placed in our clients' facilities.

We face intense competition from other businesses that currently market and provide recruitment services for the healthcare industry.

Competition will come from those who currently provide healthcare recruitment services and also from new entities in the field. Our competitors who are already in the industry have longer operating histories, more extensive experience, name recognition, larger marketing budgets and established customer bases. In addition, these companies are able to hire full-time, directly-employed, marketing personnel to better cover certain markets and customers. They can also invest greater resources in the development of contacts and procedures, both at the recruitment end and at the placement end, which will allow them to react to market changes faster, putting us at a possible competitive disadvantage.

Many of our competitors and potential competitors have significantly greater financial resources, which may allow them to provide better services.

Our competition, including Legal Nurse (http://www.legalnurse.com/), Travel Nurse.com (http://www.travelnurse.com) and MedHunters.com (http://www.medhunters.com/), may have business plans and processes or may develop business plans and processes that will render our proposed service inferior. We will likely need to obtain and maintain certain advantages over our competitors in order to be competitive, which advantages require resources. There can be no assurance that we will have sufficient financial resources to maintain our marketing, recruitment, and customer support efforts on a competitive basis, or that we will be able to make the improvements necessary to maintain a competitive advantage with respect to our services.

We need to retain key personnel to support our services and ongoing operations. If we are unable to retain these personnel, our business may be impaired.

The development and marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officer and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of our sole officer would negatively impact our ability to develop our business and sell our services, which could adversely affect our financial results and impair our growth.

Future regulation of the internet could restrict our business, prevent us from offering services, or increase our cost of doing business.

At present there are few laws, regulations, or rulings that specifically address access to, or commerce on, the internet. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet commerce, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of software products and services, any of which could restrict our business or increase our cost of doing business.

Item 2. Description of Property

At present, we do not own any property. We currently maintain our corporate office at 5th Avenue - Suite 800 Seattle, WA 98104. We pay monthly rent for use of this space of $166 plus miscellaneous fees. This space is sufficient until we commence full operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol ULCA.OB. The following table shows the high and low bid quotations per share of the common stock for the periods indicated as reported on the OTC Bulletin Board. We have had no trades of our securities during the period covered in this annual report.

As of October 28, 2008, there were 39 holders of record of our common stock.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant.

As of July 31, 2008, we have not granted any stock options or authorized securities for issuance under an equity compensation plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is a discussion of the financial condition and results of operations of Ultra Care, Inc. for the years ended July 31, 2008, and 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from and worse than those described in the forward-looking statements. Such risks and uncertainties include those set forth in this section and elsewhere in this Form 10-KSB.

The following "Safe Harbor" Statement is made pursuant to the Private Securities Litigation Reform Act of 1995. Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risk factors are intended to identify certain of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere herein. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in our other publicly filed reports.

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until the third quarter of 2009. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception), through July 31, 2008.

Expenses

Our expenses for the year ended July 31, 2008, were $51,200. During the period from January 30, 2007 (date of inception), through July 31, 2008, we incurred expenses of $65,756. These expenses were comprised primarily of professional fees, transfer agent fees and general and administrative expenses.

Net Income (Loss)

Our net loss for the year ended July 31, 2008, was $51,200. During the period from January 30, 2007 (date of inception), through July 31, 2008, we incurred a net loss of $65,756. This loss consisted primarily of professional fees, transfer agent fees and general and administrative expenses.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2008, reflects assets of $6,993 in the form of cash in bank and prepaid rent. Since inception, we have sold 1,960,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

In their report on our financial statements as of July 31, 2008 and 2007, our registered independent auditors included a paragraph regarding our ability as a Company to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of July 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, the design and operation of these disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. Based on the results of its assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of the Company’s registered independent auditor regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent auditor pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of
The Exchange Act

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position
Van Clayton A. Pagaduan	32	President, Treasurer, Secretary and Director

Since November 2006, Mr. Van Clayton A. Pagaduan has served as a clinical instructor for the College of Nursing at the University of Baguio. From January 2006 until September 2006, Mr. Pagaduan was employed by the Notre Dame De Chartres Hospital as a nurse in the operating room and general ward. From September 2005 until March 2006, Mr. Pagaduan was the manager of the Baguio City Emergency Medical Service at the Baguio City Fire Station and prior to that assistant head of operations from May 1999. Mr. Pagaduan studied at the University of Baguio and completed his studies in physical therapy in 1998, receiving a bachelor's degree in physical therapy. From 2001 until 2005, Mr. Pagaduan studied at the Pines City College receiving a bachelor's degree in Nursing in 2005. Mr. Pagaduan is currently completing his Master of Arts in Nursing from the Philippine College of Human Sciences.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We currently do not have a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2008, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Principal Executive Officer and to all other executive officers for services rendered during the fiscal year ended July 31, 2008.

							Nonqualified
						Nonequity	deferred	All other
Name and principal				Stock	Option	incentive plan	compensation	compen-	Total
position	Year	Salary	Bonus	awards	awards	compensation	earnings	sation	($)
		($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Van Clayton A.	2008	0	0	0	0	0	0	0	0
Pagaduan, PEO
Clifford Belgica,	2008	0	0	0	0	0	0	0	0
former PEO
Denver Melchor,	2008	0	0	0	0	0	0	0	0
former PFO

	Option awards					Stock awards

Name	Number of	Number of	Equity			Number	Market	Equity	Equity
	securities	securities	incentive	Option	Option	of shares	value of	incentive	incentive
	underlying	underlying	plan	exercise	expiration	or units	shares of	plan	plan
	unexercised	unexercised	awards:	price	date	of stock	units of	awards:	awards: Market or
	options	options	Number of	($)		that have	stock that	Number of	payout value of
	(#)	(#)	securities			not	have not	unearned	unearned shares,
	exercisable	unexercisable	underlying			vested	vested	shares, units	units or others
			unexercised			(#)	($)	or other	rights that have not
			unearned					rights that	vested
			options					have not	($)
			(#)					vested
(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Van
Clayton A.	0	0	0	-	-	0	-	0	-
Pagaduan,
PEO
Clifford
Belgica,	0	0	0	-	-	0	-	0	-
former
PEO
Denver
Melchor,	0	0	0	-	-	0	-	0	-
former
PFO

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have not entered into employment and/or consultant agreements with our Directors and officers.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth the number and percentage of shares of our common stock owned as of October 28, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Name and Address of	Amount and Nature
Title of Class	Beneficial Owner	of Beneficial Ownership	Percentage of Class(¹)

Common Stock	Van Clayton A.	1,200,000
	Pagaduan (2)		61.22%

All officers as a Group	1 Person	1,200,000	61.22%

(¹)

Based on 1,960,000 shares of our common stock outstanding. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person

(²)	The address for Van Clayton A. Pagaduan is JB 174, KM. 4, Central Pico, LaTrinidad, Benguet 2601 Philippines.

Changes in Control

Our former officers and Directors sold their entire interests in the Company, all 1,200,000 shares of common stock that they owned, to Mr. Pagaduan, our current President, Treasurer, Secretary and Director, which resulted in a change of beneficial ownership in the securities of the Company.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
Plan category	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities reflected in
			column (a))
	(a)	(b)	(c)
Equity compensation plans	0	-	0
approved by security holders
Equity compensation plans not	0	-	0
approved by security holders
Total	0		0

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On January 30, 2007, we sold 700,000 shares of our common stock to Mr. Denver Ciano Melchor, our former Treasurer, Secretary and Director, for cash payment to us of $7,000. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

On January 30, 2007, we sold 500,000 shares of our common stock to Mr. Clifford Belgica, our former President, Chief Executive Officer, and Director, for cash payment to us of $5,000. We believe this issuance was exempt from registration pursuant to Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to non-U.S. citizens, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

As of July 31, 2008, we received a loan from Mr. Clifford Belgica, our former President, Chief Executive Officer, and Director, in the amount of $14,600 (2007-$600). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

Item 13. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 11, 2007 and incorporated herein by reference.)

3(ii)	Bylaws. (Attached as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on November 11, 2007 and incorporated herein by reference.)

31.1	Certification of Van Clayton A. Pagaduan pursuant to Rule 13a-14(a).

32.1	Certification of Van Clayton A. Pagaduan pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Davis Accounting Group, P.C., registered independent auditors, as our auditors for the year ended July 31, 2008.

Audit Fees

Davis Accounting Group P.C., billed us $3,500 in fees for our annual audit for the year ended July 31, 2008, and $1,500 in fees for the review of each of our quarterly financial statements for that year.

Audit-Related Fees

Davis Accounting Group P.C., billed us $nil for assurance and related services in 2008 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Davis Accounting Group P.C. for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2008.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Davis Accounting Group P.C. and the estimated fees related to these services.

With respect to the audit of our financial statements as of July 31, 2008, and for the years then ended, none of the hours expended on Davis Accounting Group P.C.’s engagement to audit those financial statements were attributed to work by persons other than Davis Accounting Group P.C.’s full-time, permanent employees.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTRA CARE, INC.

October 29, 2008	By:/s/ Van Clayton A. Pagaduan
Van Clayton A. Pagaduan
President, Treasurer, Secretary and Director
Principal Executive and Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Van Clayton A. Pagaduan	President, Treasurer, Secretary and Director	October 29, 2008
Van Clayton A. Pagaduan

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of July 31, 2008, and 2007	F-3

Statements of Operations for the Year Ended July 31, 2008, Period
Ended July 31, 2007, and Cumulative from Inception	F-4

Statement of Stockholders’ (Deficit) Equity for the Period from Inception
Through July 31, 2008	F-5

Statements of Cash Flows for the Year Ended July 31, 2008, Period
Ended July 31, 2007, and Cumulative from Inception	F-6

Notes to Financial Statements July 31, 2008, and 2007	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Ultra Care, Inc.:

We have audited the accompanying balance sheets of Ultra Care, Inc. (a Nevada corporation in the development stage) as of July 31, 2008, and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods then ended, and from inception (January 30, 2007) through July 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultra Care, Inc. as of July 31, 2008, and 2007, and the results of its operations and its cash flows for the periods ended July 31, 2008, and 2007, and from inception (January 30, 2007) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
October 22, 2008.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2008 AND 2007

ASSETS
	2008	2007
Current Assets:
Cash in bank	$2,869	$38,131
Prepaid rent	582	1,663
Total current assets	3,451	39,794
Property and Equipment:
Website development costs	5,100	-
	5,100	-
Less - Accumulated amortization	(1,558)	-
Net Property and equipment	3,542	-
Total Assets	$6,993	$39,794

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$3,649	$ -
Accrued liabilities	4,500	3,750
Due to Director and stockholder	14,600	600
Total current liabilities	22,749	4,350
Total liabilities	22,749	4,350
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 50,000,000 shares authorized;
1,960,000 shares issued and outstanding in 2008 and 2007, respectively	1,960	1,960
Additional paid-in capital	48,040	48,040
(Deficit) accumulated during the development stage	(65,756)	(14,556)
Total stockholders' equity (deficit)	(15,756)	35,444
Total Liabilities and Stockholders' Equity (Deficit)	$6,993	$39,794

The accompanying notes to financial statements are an integral part of these balance sheets.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Professional fees	20,999	14,350	35,349
Transfer agent fees	12,398	-	12,398
Travel	7,501	-	7,501
Website design and hosting	3,900	-	3,900
Filing fees	2,666	-	2,666
Office rent	2,080	166	2,246
Amortization	1,558	-	1,558
Other	98	40	138
Total general and administrative expenses	51,200	14,556	65,756
(Loss) from Operations	(51,200)	(14,556)	(65,756)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(51,200)	$(14,556)	$(65,756)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$(0.01)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	1,960,000	1,570,929

The accompanying notes to financial statements are an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - January 30, 2007	$-	$-	$-	$-	$-
Initial capitalization to Directors	1,200,000	1,200	10,800	-	12,000
Common stock issued for cash	760,000	760	37,240	-	38,000
Net (loss) for the period	-	-	-	(14,556)	(14,556)
Balance - July 31, 2007	1,960,000	1,960	48,040	(14,556)	35,444
Net (loss) for the period	-	-	-	(51,200)	(51,200)
Balance - July 31, 2008	1,960,000	$1,960	$48,040	$(65,756)	$(15,756)

The accompanying notes to financial statements are an integral part of this statement.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEAR ENDED JULY 31, 2008, PERIOD ENDED JULY 31, 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2008

	Year Ended	Period Ended	Cumulative
	July 31,	July 31,	From
	2008	2007	Inception
Operating Activities:
Net (loss)	$(51,200)	$(14,556)	$(65,756)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization	1,558	-	1,558
Changes in assets and liabilities-
Prepaid rent	1,081	(1,663)	(582)
Accounts payable - Trade	3,649	-	3,649
Accrued liabilities	750	3,750	4,500
Net Cash (Used in) Operating Activities	(44,162)	(12,469)	(56,631)
Investing Activities:
Website development costs	(5,100)	-	(5,100)
Net Cash (Used in) Investing Activities	(5,100)	-	(5,100)
Financing Activities:
Issuance of common stock for cash	-	50,000	50,000
Due to Director and stockholder	14,000	600	14,600
Net Cash Provided by Financing Activities	14,000	50,600	64,600
Net Increase (Decrease) in Cash	(35,262)	38,131	2,869
Cash - Beginning of Period	38,131	-	-
Cash - End of Period	$2,869	$38,131	$2,869

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

In addition, in March 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 760,000 shares of its common stock, par value $0.001 per share, at an offering price of $0.05 per share. As of July 31, 2007, the Company closed the PPO and received proceeds of $38,000.

Further, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

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

    Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

Company’s website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. As of July 31, 2008, the Company had capitalized $5,100 related to website development, and had recorded $1,558 in accumulated amortization.

    Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of internal-use software.

    Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of July 31, 2008, and 2007, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

    Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the periods ended July 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

    Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

dilutive financial instruments issued or outstanding for the year ended July 31, 2008 and period ended July 31, 2007.

    Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of July 31, 2008, and 2007, the Company had not incurred any deferred offering costs.

    Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

    Concentration of Risk

As of July 31, 2008, and 2007, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2008, and 2007, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2008, and 2007, and revenues and expenses for the periods ended July 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2)       Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a web-based service for the recruitment and placement of qualified foreign-based nurses in the United States and Canada.

During the period from January 30, 2007, through July 31, 2008, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $12,000, completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders, conducted a software development activity. On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

its operating costs, and as such, has incurred an operating loss since inception. Further, as of July 31, 2008, and 2007, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)       Loan from Director and Stockholder

As of July 31, 2008, and 2007, a loan from an individual who is a Director, president, and stockholder of the Company amounted to $14,600, and $600, respectively. The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(4)       Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the Directors of the Company.

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

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

(5)       Income Taxes

The provision (benefit) for income taxes for the periods ended July 31, 2008, and 2007, was as follows (using a 15 percent effective Federal income tax rate):

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$7,680	$2,183
Change in valuation allowance	(7,680)	(2,183)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2008, and 2007, as follows:

	2008	2007
Loss carryforwards	$9,863	$2,183
Less - Valuation allowance	(9,863)	(2,183)
Total net deferred tax assets	$-	$-

As of July 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $65,756 that may be offset against future taxable income. The net operating loss carryforwards will begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(6)      Related Party Transactions

As described in Note 3, as of July 31, 2008, and 2007, the Company owed $14,600 and $600, respectively, to an individual who is a Director, president, and stockholder of the Company.

As described in Note 4, on January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

(7)     Recent Accounting Pronouncements

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

    - disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
    - disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
    - disclosure of information about credit-risk-related contingent features; and
    - cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008, AND 2007

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of Ultra Care does not expect the adoption of this pronouncement to have material impact on its financial statements.

(8)     Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease rate is $166 plus miscellaneous fees. As of July 31, 2008, and 2007, the Company had prepaid rent of $582 and $1,663, respectively. For the periods ended July 31, 2008, and 2007, the Company recorded rent expense of $2,080 and $166, respectively.

(9)     Subsequent Events

On September 3, 2008, Mr. Belgica resigned as the Company’s President, Chief Executive Officer and Director. On the same date, Mr. Melchor resigned as the Company’s Treasurer, Secretary, Chief Financial Officer, and Director. The Company appointed Mr. Pagaduan to the offices of President, Treasurer, Secretary, and Chief Financial Officer. The former officers and Directors also sold their interests in the Company of 1,200,000 shares of common stock to Mr. Pagaduan, which resulted in a change of beneficial ownership in securities.