Form 10-Q
period 2008-10-31
ULTRA CARE INC
filed 2008-12-15
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

As of December 12, 2008, 1,960,000 shares of the issuer’s common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(Unaudited)

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2008 AND JULY 31, 2008
(Unaudited)

	As of October 31, 2008	As of July 31, 2008

ASSETS
Current Assets:
Cash in bank	$869	$2,869
Prepaid rent	—	582

Total current assets	869	3,451

Property and Equipment:
Website development costs	5,100	5,100

	5,100	5,100
Less - Accumulated amortization	(1,983)	(1,558)

Net property and equipment	3,117	3,542

Total Assets	$3,986	$6,993

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$4,113	$3,649
Accrued liabilities	4,000	4,500
Due to Director and stockholder	14,600	14,600

Total current liabilities	22,713	22,749

Total liabilities	22,713	22,749

Commitments and Contingencies
Stockholders’ (Deficit):
Common stock, par value $0.001 per share; 50,000,000 shares authorized; 1,960,000 shares issued and outstanding in 2008	1,960	1,960
Additional paid-in capital	48,040	48,040
(Deficit) accumulated during the development stage	(68,727)	(65,756)

Total stockholders’ (deficit)	(18,727)	(15,756)

Total Liabilities and Stockholders’ (Deficit)	$3,986	$6,993

The accompanying notes to financial statements are
an integral part of these balance sheets.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception

	2008	2007

Revenues	$—	$—	$—

Expenses:
General and administrative-
Professional fees	1,500	1,250	36,849
Transfer agent fees	374	—	12,772
Travel	—	7,501	7,501
Website design and hosting	—	3,900	3,900
Office rent	672	499	2,918
Filing fees	—	75	2,666
Amortization	425	283	1,983
Other	—	20	138

Total general and administrative expenses	2,971	13,528	68,727

(Loss) from Operations	(2,971)	(13,528)	(68,727)
Other Income (Expense)	—	—	—
Provision for income taxes	—	—	—

Net (Loss)	$(2,971)	$(13,528)	$(68,727)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,960,000	1,960,000

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008, AND 2007,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2008
(Unaudited)

	Three Months Ended October 31,		Cumulative From Inception

	2008	2007

Operating Activities:
Net (loss)	$(2,971)	$(13,528)	$(68,727)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization	425	283	1,983
Changes in assets and liabilities-
Prepaid rent	582	499	—
Accounts payable - Trade	464	75	4,113
Accrued liabilities	(500)	(1,750)	4,000

Net Cash (Used in) Operating Activities	(2,000)	(14,421)	(58,631)

Investing Activities:
Website development costs	—	(5,100)	(5,100)

Net Cash (Used in) Investing Activities	—	(5,100)	(5,100)

Financing Activities:
Issuance of common stock for cash	—	—	50,000
Due to Director and stockholder	—	—	14,600

Net Cash Provided by Financing Activities	—	—	64,600

Net Increase (Decrease) in Cash	(2,000)	(19,521)	869
Cash - Beginning of Period	2,869	38,131	—

Cash - End of Period	$869	$18,610	$869

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes to financial statements are
an integral part of these statements.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
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

          Interim Financial Statements

The interim financial statements of Ultra Care have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with Ultra Care’s audited financial statements and notes thereto for the year ended July 31, 2008, included in Ultra Care’s Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

The accompanying interim financial statements included herein are unaudited. However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of October 31, 2008, July 31, 2008, and the results of its operations and cash flows for the three months ended October 31, 2008, and 2007. The results of operations for the three months ended October 31, 2008, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
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

          Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit. As of October 31, 2008, the Company had capitalized $5,100 (July 31, 2008 - $5,100) related to website development, and recorded $1,983 (July 31, 2008 - $1,558) in accumulated amortization.

          Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

          Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established. Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date. As of October 31, 2008, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

          Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the three months ended October 31, 2008, and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

          Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2008 and 2007.

          Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of October 31, 2008, and July 31, 2008, the Company had not incurred any deferred offering costs.

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

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

          Concentration of Risk

As of October 31, 2008, and July 31, 2008, the Company maintained its cash account at one commercial bank. The balance in the account was subject to FDIC coverage.

          Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2008, and July 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

          Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2008, and July 31, 2008, and revenues and expenses for the three months ended October 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

(2)          Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a web-based service for the recruitment and placement of qualified foreign-based nurses in the United States and Canada.

During the period from January 30, 2007, through October 31, 2008, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $12,000, completed a capital formation activity to raise up to $38,000 from the sale of 760,000 shares of common stock through a PPO to various stockholders, conducted a software development activity. On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 760,000 shares of its common stock for selling stockholders. The Registration Statement was declared effective by the SEC on November 30, 2007. The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of October 31, 2008, and July 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)          Change in Management

On September 3, 2008, Mr. Belgica resigned as the Company’s President, Chief Executive Officer, and Director. On the same date, Mr. Melchor resigned as the Company’s Treasurer, Secretary, Chief Financial Officer, and Director. The Company appointed Mr. Pagaduan to the offices of President, Treasurer, Secretary, and Chief Financial Officer. The former officers and Directors also sold their interests in the Company of 1,200,000 shares of common stock to Mr. Pagaduan, which resulted in a change of beneficial ownership in securities.

(4)          Loan from Director and Stockholder

As of October 31, 2008, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $14,600 (July 31, 2008 - $14,600). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

(5)          Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. All shares of common stock have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000. (See Note 7).

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

(6)          Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2008, and 2007, was as follows (using a 15 percent effective Federal income tax rate):

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

	Three Months Ended October 31,

	2008	2007

Current Tax Provision:
Federal-
Taxable income	$—	$—

Total current tax provision	$—	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$446	$2,029
Change in valuation allowance	(446)	(2,029)

Total deferred tax provision	$—	$—

The Company had deferred income tax assets as of October 31, 2008, and July 31, 2008, as follows:

	As of October 31, 2008	As of July 31, 2008

Loss carryforwards	$10,309	$9,863
Less - Valuation allowance	(10,309)	(9,863)

Total net deferred tax assets	$—	$—

As of October 31, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $68,727 (July 31, 2008 - $65,756) that may be offset against future taxable income. The net operating loss carryforwards will begin to expire in the year 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

(7)          Related Party Transactions

As described in Note 5, on January 30, 2007, the Company issued 1,200,000 shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000. As described in Note 3, on September 3, 2008, these Directors and officers resigned from the Company. These former officers and Directors sold their interests in the Company amounting to 1,200,000 shares of common stock to the newly appointed Director and officer of the Company.

As described in Note 4, as of October 31, 2008, the Company owed $14,600 (July 31, 2008 - $14,600) to an individual who is a former Director, president, and stockholder of the Company. The loan was provided for working capital purposes; and is unsecured, non-interest bearing, and has no terms for repayment.

(8)          Recent Accounting Pronouncements

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

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS No. 69”), “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

ULTRA CARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
OCTOBER 31, 2008, AND 2007
(UNAUDITED)

d)

Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities. The management of Ultra Care does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

(9)          Commitments and Contingencies

The Company currently has an operating lease commitment for office space with an unrelated party. The monthly lease amount is $166 plus miscellaneous fees. As of October 31, 2008, and July 31, 2008, the Company had rent payable of $90 and prepaid rent of $582, respectively. For the three months ended October 31, 2008, and 2007, the Company recorded rent expense of $672 and $499, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Registration Statement on Form SB-2, and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this Report and the audited financials in our Annual Report on Form 10- KSB-2 for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

Overview

We are a development stage company with limited operations and no revenues from our business activities. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until the third quarter of 2009.

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

Our business objectives are as follows:

•	To be a leading provider of nursing candidates for placement into full time jobs in the United States and Canada, and eventually, in English-speaking countries around the world.

•	To develop an interactive web service that will generate income from multiple revenue streams and create value for our stockholders.

Our goals for the next 12 months are as follows:

•	To develop our service to the point that we can begin matching job seekers with advertised positions.

•	To broaden our network of personal contacts to nursing schools throughout the Philippines.

•	To launch a beta-test program with three hospitals, two in the United States and one in Canada, that may become future employers for our nursing applicants.

•	To be engaged in discussions with at least 250 prospective employers in the United States and 25 prospective employers in Canada.

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

Results of Operations

Revenues

We had no revenues for the period from January 30, 2007 (date of inception) through October 31, 2008.

Expenses

Our expenses for the three-month period ended October 31, 2008 were $2,971. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

Net Income (Loss)

Our net loss for the three-month period ended October 31, 2008 was $2,971. During the period from January 30, 2007 (date of inception) through October 31, 2008, we incurred a net loss of $68,727. This loss consisted primarily of incorporation costs, administrative expenses, filing fees, web hosting fees and legal and accounting costs.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2008 reflects assets of $3,986. Since inception, we have sold 1,960,000 shares of our common stock resulting in gross proceeds of $50,000. We have also received loans from a Director and stockholder of the Company in the amount of $14,600. Capital formation activities to date have been insufficient to provide the working capital necessary to operate our business.

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

Going Concern Consideration

Our registered independent auditors included an explanatory paragraph in their report on our financial statements as of July 31, 2008 regarding concerns about our ability to continue as a going concern. Our unaudited financial statements as of October 31, 2008 included herein, contain additional note disclosures describing the circumstances pertaining to this matter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

ULTRA CARE, INC.

December 15, 2008	By:	/s/ Van Clayton A. Pagaduan

Name: Van Clayton A. Pagaduan
Title: Chief Executive and Financial
Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1933, this report was signed by the following persons in the capacities and on the dates stated:

Date: December 15, 2008	/s/ Van Clayton A. Pagaduan

Name: Van Clayton A. Pagaduan
Title: Chief Executive and Financial Officer and Director (Principal and Financial Officer)