Form 10-Q
period 2009-01-31
TechMedia Advertising, Inc.
filed 2009-03-17
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                  to

Commission File Number:            000-52945

TECHMEDIA ADVERTISING, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

62 Upper Cross Street, #04-01, Singapore	058353
(Address of principal executive offices)	(Zip Code)

011-65-65323001
(Registrant’s telephone number, including area code)

Ultra Care, Inc. 999 Third Avenue, Suite 3800, Seattle, WA 98104
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐                                                                                 Accelerated filer                    ☐
Non-accelerated filer       ☐ (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  43,120,000 (post forward stock split) shares of $0.001 par value common stock as of March 13, 2009.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of January 31, 2009, and July 31, 2008	F-2

Statements of Operations for the Three and Six Months Ended January 31, 2009, and 2008, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended January 31, 2009, and 2008, and Cumulative from Inception	F-4

Notes to Interim Financial Statements January 31, 2009, and 2008	F-5

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JANUARY 31, 2009 AND JULY 31, 2008
(Unaudited)

	As of	As of
	January 31,	July 31,
	2009	2008

ASSETS

Current Assets:
Cash in bank	$388,683	$2,869
Prepaid rent	-	582

Total current assets	388,683	3,451

Property and Equipment:
Computers and peripherals	3,000	-
Website development costs	-	5,100

	3,000	5,100
Less - Accumulated amortization and depreciation	(250)	(1,558)

Net property and equipment	2,750	3,542

Other Assets:
Loan receivable - Tech Media India	85,000	-

Total other assets	85,000	-

Total Assets	$476,433	$6,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,658	$3,649
Accrued liabilities	47,667	4,500
Due to Director and stockholder	-	14,600

Total current liabilities	51,325	22,749

Total liabilities	51,325	22,749

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 43,120,000 shares issued and outstanding in 2009 amd 2008	43,120	43,120
Additional paid-in capital	21,480	6,880
Common stock subscribed (658,333 shares)	493,663	-
(Deficit) accumulated during the development stage	(133,155)	(65,756)

Total stockholders' equity (deficit)	425,108	(15,756)

Total Liabilities and Stockholders' Equity (Deficit)	$476,433	$6,993

The accompanying notes to financial statements are
an integral part of these balance sheets.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH JANUARY 31, 2009
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	January 31,		January 31,		From
	2009	2008 (Restated)	2009	2008 (Restated)	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	60,716	1,250	62,216	12,750	97,565
Transfer agent fees	310	-	684	5,000	13,082
Travel	-	7,501	-	7,501	7,501
Website design and hosting	-	3,900	-	3,900	3,900
Office rent	(90)	499	582	998	2,828
Filing fees	125	75	125	2,450	2,791
Write-off of website	2,692	-	2,692	-	2,692
Depreciation and amortization	675	283	1,100	708	2,658
Other	-	20	-	80	138

Total general and administrative expenses	64,428	13,528	67,399	33,387	133,155

(Loss) from Operations	(64,428)	(13,528)	(67,399)	(33,387)	(133,155)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(64,428)	$(13,528)	$(67,399)	$(33,387)	$(133,155)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	43,120,000	43,120,000	43,120,000	43,120,000

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE SIX MONTHS ENDED JANUARY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2009
(Unaudited)

	Six Months Ended		Cumulative
	January 31,		From
	2009	2008 (Restated)	Inception

Operating Activities:
Net (loss)	$(67,399)	$(33,387)	$(133,155)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Amortization and depreciation	1,100	708	2,658
Write-off of website and amortization	2,692	-	2,692
Changes in assets and liabilities-
Prepaid rent	582	998	-
Accounts payable - Trade	9	7,447	3,658
Accrued liabilities	43,167	(750)	47,667

Net Cash (Used in) Operating Activities	(19,849)	(24,984)	(76,480)

Investing Activities:
Website development costs	-	(5,100)	(5,100)
Loan to Tech Media India	(85,000)	-	(85,000)
Purchase of electronics and equipment	(3,000)	-	(3,000)

Net Cash (Used in) Investing Activities	(88,000)	(5,100)	(93,100)

Financing Activities:
Issuance of common stock for cash	-	-	50,000
Common stock subscribed	493,663	-	493,663
Due to Director and stockholder	-	-	14,600

Net Cash Provided by Financing Activities	493,663	-	558,263

Net Increase (Decrease) in Cash	385,814	(30,084)	388,683

Cash - Beginning of Period	2,869	38,131	-

Cash - End of Period	$388,683	$8,047	$388,683

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

   Basis of Presentation and Organization

TechMedia Advertising, Inc. (formerly Ultra Care, Inc.) (“TechMedia” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated on January 30, 2007.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  The original business plan of the Company is to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match up foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  However, the new intended business of the Company is to enter into the streaming digital medial advertising business in India through an India operating entity.  The accompanying financial statements of TechMedia were prepared from the accounts of the Company under the accrual basis of accounting.

In addition, in March 2007, the Company commenced a capital formation activity through a Private Placement Offering (“PPO”), exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 16,720,000 shares (post forward stock split) of its common stock, par value $0.001 per share, at an offering price of approximately $0.002 per share.  As of July 31, 2007, the Company closed the PPO and received proceeds of $38,000.

Further, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares (post forward stock split) of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

   Interim Financial Statements

The interim financial statements of TechMedia have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with TechMedia’s audited financial statements and notes thereto for the year ended July 31, 2008, included in TechMedia’s Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

The accompanying interim financial statements included herein are unaudited.  However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of January 31, 2009, and July 31, 2008, and the results of its operations and cash flows for the three and six months ended January 31, 2009, and 2008.  The results of operations for the three and six months ended January 31, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

   Restatement of Fiscal 2008 Financial Statements

During fiscal 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, “Accounting for Web Site Development Costs,” costs and expenses incurred in fiscal 2008 related to website development in the amount of $5,100 were erroneously expensed during the six months ended January 31, 2008.  The accompanying Statements of Operations and Cash Flows for the six months ended January 31, 2008, have been restated to correct the error, which resulted in the capitalization of $5,100 in website development costs, and the recognition of $708 in amortization expense.  The decrease in the net loss for the six months ended January 31, 2008, amounted to $4,392, which had a nominal impact on loss per share – basic and diluted.

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

   Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred.  Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.  As of January 31, 2009, the Company had written off website development costs of $2,692, net of accumulated amortization.  As of July 31, 2008 the Company had capitalized $5,100 related to website development, and recorded $1,558 in accumulated amortization.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.  As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established.  Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.  As of January 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the three and six months ended January 31, 2009, and 2008, the Company wrote off website development costs of $2,692, net of accumulated amortization, due to the change in it’s business plan.

   Property and equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses the straight-line method of depreciation.  The estimated useful life for the significant property and equipment categories are as follows:

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

Computers and peripherals               3 years

   Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and six months ended January 31, 2009 and 2008.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of January 31, 2009, and July 31, 2008, the Company had not incurred any deferred offering costs.

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

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

   Concentration of Risk

As of January 31, 2009, and July 31, 2008, the Company maintained its cash accounts at two commercial banks.  The balance in each account is subject to FDIC coverage up to $250,000.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of January 31, 2009, and July 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2009, and July 31, 2008, and revenues and expenses for the three and six months ended January 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan addresses the development of a web-based service for the recruitment and placement of qualified foreign-based nurses in the United States and Canada.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

During the period from January 30, 2007, through January 31, 2009, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $12,000, completed a capital formation activity to raise up to $38,000 from the sale of 16,720,000 shares (post forward stock split) of common stock through a PPO to various stockholders, conducted a software development activity.  On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares (post forward stock split) of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be successful in the development of its planned advertising services such that it will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of January 31, 2009, and July 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Change in Management

On September 9, 2008, Mr. Belgica resigned as the Company’s President, Chief Executive Officer, and Director.  On the same date, Mr. Melchor resigned as the Company’s Treasurer, Secretary, Chief Financial Officer, and Director.  The Company appointed Mr. Pagaduan to the offices of President, Treasurer, Secretary, and Chief Financial Officer.  The former officers and Directors also sold their interests in the Company of 26,400,000 shares (post forward stock split) of common stock to Mr. Pagaduan, which resulted in a change of beneficial ownership in securities.

On January 15, 2009, Mr. Pagaduan resigned from the offices of President, Treasurer, Secretary, Chief Financial Officer, and Director.  On same date, Mr. Alan Goh was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director of the Company.  Mr. Pagaduan also sold his interest in the Company of 26,400,000 shares (post forward stock split) of common stock to Mr. Goh, which resulted in a change of beneficial ownership in securities.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

(4)	Loan from Director and Stockholder

As of January 31, 2009, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $0 (July 31, 2008 - $14,600).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.  In January 2009, the former Director, president, and stockholder of the Company waived this loan and forgave the Company of the $14,600 debt.

(5)	Common Stock

The Company was originally authorized to issue 50,000,000 shares of $0.001 par value common stock.  All shares of common stock have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the Directors of the Company.

On January 30, 2007, the Company issued 26,400,000 (post forward stock split) shares of its common stock to its Directors and officers at par value for cash proceeds of $12,000 (See Note 7).

In March 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 16,720,000 shares of its common stock, par value $0.001 per share, at an offering price of approximately $0.002 per share.  As of July 31, 2007, the Company fully subscribed the PPO, and received proceeds of $38,000.  The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

Effective February 17, 2009, the Company completed a twenty-two (22) for one (1) forward stock split of its authorized, issued and outstanding common stock.  As a result, the authorized capital of the Company has increased from 50,000,000 shares of common stock with a par value of $0.001 to 1,100,000,000 shares of common stock with a par value of $0.001, and correspondingly its issued and outstanding capital increased from 1,960,000 shares of common stock to 43,120,000 shares of common stock.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

During the quarter ended January 31, 2009, the Company received gross proceeds of $108,750 from four investors for the subscription of 145,000 (post forward stock split) shares of our common stock at a price of $0.75 per share.

During the quarter ended January 31, 2009, the Company received gross proceeds of $385,000 from three investors for the subscription of 513,333 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  As of March 12, 2009, the Company had received gross proceeds totaling $663,000 from nine investors for the subscription of 884,000 (post forward stock split) units at a price of $0.75 per unit.

(6)	Income Taxes

The provision (benefit) for income taxes for the six months ended January 31, 2009, and 2008, was as follows (using a 15 percent effective Federal income tax rate):

	Six Months Ended
	January 31,
	2009	2008

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$10,110	$5,008
Change in valuation allowance	(10,110)	(5,008)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of January 31, 2009, and July 31, 2008, as follows:

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

	As of	As of
	January 31,	July 31,
	2009	2008

Loss carryforwards	$19,973	$9,863
Less - Valuation allowance	(19,973)	(9,863)

Total net deferred tax assets	$-	$-

As of January 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $133,155 (July 31, 2008 - $65,756) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(7)           Related Party Transactions

As described in Note 5, on January 30, 2007, the Company issued 26,400,000 shares (post forward stock split) of its common stock to its Directors and officers at par value for cash proceeds of $12,000.  As described in Note 3, on September 9, 2008, these Directors and officers resigned from the Company.  These former officers and Directors sold their interests in the Company amounting to 26,400,000 shares (post forward stock split) of common stock to the newly appointed Director and officer of the Company.

As described in Note 4, as of January 31, 2009, the Company owed $0 (July 31, 2008 - $14,600) to an individual who is a former Director, president, and stockholder of the Company.  The loan was provided for working capital purposes; and was unsecured, non-interest bearing, and had no terms for repayment.  In January 2009, the former Director, president, and stockholder of the Company waived this loan and forgave the Company of the $14,600 debt.

(8)           Recent Accounting Pronouncements

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

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of TechMedia does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles” (“SAS No. 69”).  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

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

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

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

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS No. 69 for state and local governmental entities and federal governmental entities.  The management of TechMedia does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”).  SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

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

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.  The management of TechMedia does not expect the adoption of this pronouncement to have material impact on its financial statements.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2009, AND 2008
(Unaudited)

 (9) Subsequent Events

On January 28, 2009, the Company filed Articles of Merger with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc., which was effective with the State of Nevada and with FINRA on Feb. 17, 2009.  Also on January 28, 2009, the Company filed a Certificate of Change to effect a forward stock split on a basis of 22 new shares for each one old share resulting in the authorized common shares increasing from 50,000,000 common shares having a par value of $0.001 per share to 1,100,000,000 common shares having a par value of $0.001 per share and the issued and outstanding common shares increasing from 1,960,000 to 43,120,000 shares, which was also effective with the State of Nevada and FINRA on Feb. 17, 2009.  The impact of the forward stock split has been reflected in the accompany financial statements.

The Company has entered into a letter of intent with TechMedia Advertising Mauritius (“TM Mauritius”) to acquire all of the issued and outstanding shares of TM Mauritius from all of the shareholders of the issued and outstanding shares of TM Mauritius.  TM Mauritius is the sole shareholder of TechMedia Advertising India Inc. (“TM India”), a company organized under the laws of India, or is in the process of acquiring all of the issued and outstanding shares in the capital of TM India, which is in the business of selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.  Upon completion of the acquisition of all of the issued and outstanding shares of TM Mauritius, the Company will have changed its business to streaming digital media advertising in India.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results is included herein and in our other filings with the SEC.

Overview

We were incorporated as “Ultra Care, Inc.” in the State of Nevada on January 30, 2007.  Up until January 15, 2009, we were engaged in the business of developing an industry-leading online resource for the nursing profession.  Our web-based service was to support both job inquiries and job postings.  However, subsequent to January 15, 2009, we had a change of control, and new management intends to change our business direction.  Please see the section below titled “Change of Control and Intended Change of Business.”

We are a development stage company with limited operations and no revenues from our business activities.  Our registered independent auditors have issued a going concern opinion.  This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.  We do not anticipate that we will generate significant revenues until the last half of 2009.

Plan of Operation

Prior to January 15, 2009, we were engaged in the business of developing an industry-leading online resource for the nursing profession.  Our web-based service was to support both job inquiries and job postings.  Our business objectives were as follows:

1.	to be a leading provider of nursing candidates for placement into full time jobs in the United States, Canada, and eventually, in English-speaking countries around the world; and

2.	to develop an interactive web service that would generate income from multiple revenue streams and create value for our stockholders.

Prior to January 15, 2009, our goals for the next 12 months were as follows:

1.	to develop our service to the point that we could begin matching job seekers with advertised positions;

2.	to broaden our network of personal contacts to nursing schools throughout the Philippines;

3.	to launch a beta-test program with three hospitals, two in the United States and one in Canada, that may have become future employers for our nursing applicants; and

4.	to be engaged in discussions with at least 250 prospective employers in the United States and 25 prospective employers in Canada.

During our first year of operations, the Company’s officers and Directors were to provide their services to the Company at no charge.  This included the provision of administrative duties, along with developing a schematic flow chart for the website design, developing sales and marketing information kits, researching background on potential job listings from employers, and making connections with foreign nursing schools.

Management planned to contract out the development of the Company’s website to an accomplished web developer who is familiar with online databases, streaming video, and related content management.  There were no plans to hire additional staff while the website was being developed.  With limited financial resources to begin with, each member of the management team intended to dedicate approximately four hours a week to the needs of the business.

Subsequent to January 15, 2009, we had a change of control, and new management intends to change our business direction.  Please see the section below titled “Change of Control and Intended Change of Business.”

Results of Operations for the Three and Six Months Ended January 31, 2009 and 2008 and Period from January 30, 2007 (Date of Inception) until January 31, 2009

We generated no revenue for the period from January 30, 2007 (date of inception) until January 31, 2009.  As of January 31, 2009, we do not anticipate earning revenues until such time that we have entered into our new intended business and have had time to obtain clients and customers.  We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our operating expenses were $64,428 during the three months ended January 31, 2009, compared with $13,528 (Restated) for the three months ended January 31, 2008.  The principal increase is primarily attributed to professional fees of $60,716 ($1,250 for the three months ended January 31, 2008)

Our operating expenses were $67,399 during the six months ended January 31, 2009, compared with $33,387 (Restated) for the six months ended January 31, 2008.  The principal increase is primarily attributed to professional fees of $62,216 ($12,750 for the six months ended January 31, 2008).

Our operating expenses were $133,155 for the period from January 30, 2007 (date of inception) to January 31, 2009, and consisted primarily of professional fees, transfer agent fees, travel, web design and hosting, office rent and filing fees.

As of January 31, 2009, we anticipate that our operating expenses will increase as we change our business direction.  Please see the section below titled “Change of Control and Intended Change of Business.”

Equipment

As of January 31, 2009, we had leased web hosting space needed for our website at a cost of $240 annually.  With our intended change of business, we wrote off our website as we plan to develop a new website for our new business plan. We expect to purchase electronic hardware as well as computer hardware and software in order to implement the new intended business.

Liquidity and Capital Resources

Our balance sheet as of January 31, 2009, reflects assets of $476,433.  Since inception, we have sold 43,120,000 (post forward stock split) shares of our common stock resulting in gross proceeds of $50,000.  We have also received loans from a former Director and stockholder of the Company in the amount of $14,600, however, on January 15, 2009, this former Director and stockholder permanently waived our obligation to repay him.  Capital formation activities to date have been insufficient to provide the working capital necessary to operate our business.

During the quarter ended January 31, 2009, we received gross proceeds of $108,750 from four investors for the subscription of 145,000 (post forward stock split) shares of our common stock at a price of $0.75 per share.

In addition, during the quarter ended January 31, 2009, we received gross proceeds of $385,000 from three investors for the subscription of 513,333 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.

As of January 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next twelve months is contingent upon us obtaining additional financing.  We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds as of January 31, 2009. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Furthermore, up to March 12, 2009, we have received gross proceeds of $663,000 from nine investors for the subscription of 884,000 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.

Please see the section below titled “Change of Control and Intended Change of Business.”  Our new management intends to raise equity financing in order to proceed with the intended new business direction of streaming digital media advertising in India.

Going Concern

We have not yet received any revenues.  These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Off Balance Sheet Arrangements

As of January 31, 2009, we have no off balance sheet arrangements.

Change of Control and Intended Change of Business

On December 29, 2008, Mr. Van Clayton A. Pagaduan, our then President, CFO, Secretary, Treasurer and Director, agreed to sell all of his 26,400,000 (post forward stock split) shares of our issued and outstanding common stock to Mr. Alan Goh for an aggregate price of US$60,000 to be paid on or before January 15, 2009, pursuant to a stock purchase agreement.

The closing of the foregoing stock purchase agreement took place on January 15, 2009, and as of such date Mr. Alan Goh is the owner of 26,400,000 (post forward stock split) shares of our common stock representing approximately 61% of our issued and outstanding common stock.  The foregoing description of the stock purchase transaction does not purport to be complete and is qualified in its entirety by reference to the stock purchase agreement, which was filed with the Form 8-K on December 31, 2008, and which is incorporated herein by reference.

In connection with the forgoing stock purchase agreement, on January 15, 2009, Mr. Van Clayton A. Pagaduan resigned as a Director and from all officer positions with our company, and Mr. Alan Goh was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a Director of our Company.

Following the change in control of our Company on January 15, 2009, the Company intends to change its focus from that of a company engaged in the business of developing an online resource for the nursing profession to a company engaged in selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from public transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.  By doing this, the Company hopes to reach a large spectrum of consumers in a wide variety of locations.

Subsequent Events

Effective February 17, 2009, we completed a merger with our wholly owned subsidiary, TechMedia Advertising, Inc.  As a result, we have changed our name from “Ultra Care, Inc.” to “TechMedia Advertising, Inc.”  We changed the name of our company to better reflect the business direction and services of our Company.

In addition, effective February 17, 2009, we completed a twenty-two (22) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital has increased from 50,000,000 shares of common stock to 1,100,000,000 shares of common stock, and correspondingly our issued and outstanding capital increased from 1,960,000 shares of common stock to 43,120,000 shares of common stock.

The name change and forward stock split both became effective with the Over-the-Counter Bulletin Board at the opening for trading February 17, 2009, under the new stock symbol “TECM.”  Our new CUSIP number is 878342 104.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and Directors of the company; and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of January 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
we plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
we plan to appoint one or more outside directors to our Board of Directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2009.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, Directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.       Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended January 31, 2009, we received gross proceeds of $108,750 from four investors for the subscription of 145,000 (post forward stock split) shares of our common stock at a price of $0.75 per share.  We believe that these shares when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities will be issued to an individual through an offshore transaction which was negotiated and consummated outside of the United States.

In addition, up to March 12, 2009, we have received gross proceeds of $663,000 from nine investors for the subscription of 884,000 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  We believe that these units when issued will be exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended as the securities will be issued to the individuals through an offshore transaction which was negotiated and consummated outside of the United States.

Item 3.          Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2009.

Item 5.        Other Information

On March 13, 2009, we entered into a letter of intent (the “Letter of Intent”) with TechMedia Advertising Mauritius (“TM Mauritius”), a Mauritius company, with respect to the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius (the “TM Mauritius Capital”), by us in exchange for issuing 24,000,000 (post forward stock split) shares of our common stock (or such other number of shares as the parties shall mutually agree in a more formal agreement) to the shareholders of the TM Mauritius Capital.  TM Mauritius is the sole shareholder of TechMedia Advertising India, a company organized under the laws of India, or is in the process of acquiring all of the issued and outstanding shares in the capital of TechMedia Advertising India, which is engaged in selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from public transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.

We intend to enter into a more formal share exchange agreement with the TM Mauritius and its shareholders and other documents as necessary that more fully delineate and formalize the terms of the transaction.

Concurrent with the closing of the formal share exchange agreement, it is intended that our controlling shareholder, Mr. Alan Goh, will voluntarily surrender for cancellation 24,000,000 shares of our common stock registered in his name.

Item 6          Exhibits

Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.1	Certificate pursuant to 18 U.S.C. §1350

99.1	Letter of Intent between TechMedia Advertising, Inc. and TechMedia Advertising Mauritius, dated March 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2009.

TECHMEDIA ADVERTISING, INC. (Registrant)

By: /s/ Alan Goh
Alan Goh
President, CEO, CFO, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alan Goh	President, CEO, CFO, Secretary, Treasurer and	March 16, 2009
Alan Goh	Director