Form 10-Q
period 2009-04-30
TechMedia Advertising, Inc.
filed 2009-06-19
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to ____________________ to ____________________

Commission File Number:        000-52945

TECHMEDIA ADVERTISING, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

62 Upper Cross Street, #04-01, Singapore	058353
(Address of principal executive offices)	(Zip Code)

011-65-65323001
(Registrant’s telephone number, including area code) N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

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
☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  44,919,000 shares of $0.001 par value common stock as of June 15, 2009.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

USE OF NAMES

In this quarterly report, the terms “TechMedia”, “Company”, “we”, or “our”, unless the context otherwise requires, mean TechMedia Advertising, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

Interim Financial Statements-

Balance Sheets as of April 30, 2009, and July 31, 2008	F-1

Statements of Operations for the Three and Nine Months Ended April 30, 2009, and 2008, and Cumulative from Inception	F-2

Statements of Cash Flows for the Nine Months Ended April 30, 2009, and 2008, and Cumulative from Inception	F-3

Notes to Interim Financial Statements April 30, 2009, and 2008	F-4

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF APRIL 30, 2009 AND JULY 31, 2008
(Unaudited)

ASSETS

	As of	As of
	April 30,	July 31,
	2009	2008
Current Assets:
Cash in bank	$916,478	$2,869
Prepaid rent	-	582

Total current assets	916,478	3,451

Property and Equipment:
Computers and peripherals	3,000	-
Website development costs	-	5,100

	3,000	5,100
Less - Accumulated amortization and depreciation	(500)	(1,558)

Net property and equipment	2,500	3,542

Other Assets:
Deferred acquisition costs	10,000	-
Loan receivable - Tech Media India	85,000	-

Total other assets	95,000	-

Total Assets	$1,013,978	$6,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,658	$3,649
Accrued liabilities	39,169	4,500
Due to Director and stockholder	500	14,600
	-
Total current liabilities	43,327	22,749

Total liabilities	43,327	22,749

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share;
1,100,000,000 shares authorized; 43,120,000 shares
issued and outstanding in 2009 and 2008, respectively	43,120	43,120
Additional paid-in capital	21,480	6,880
Common stock subscribed (1,364,000 shares)	1,089,031	-
(Deficit) accumulated during the development stage	(182,980)	(65,756)

Total stockholders' equity (deficit)	970,651	(15,756)

Total Liabilities and Stockholders' Equity (Deficit)	$1,013,978	$6,993

The accompanying notes to financial statements are
an integral part of these balance sheets.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2) (RESTATED)
FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007) THROUGH APRIL 30, 2009
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	April 30,		April 30,		From
	2009	2008 (Restated)	2009	2008 (Restated)	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Professional fees	43,265	1,500	105,481	14,250	140,830
Transfer agent fees	1,510	7,098	2,120	12,098	14,518
Travel	2,000	-	2,000	7,500	9,501
Website design and hosting	-	-	-	3,900	3,900
Filing fees	2,800	349	2,999	2,800	5,665
Depreciation and amortization	250	425	1,350	1,133	2,908
Write-off of website	-	-	2,692	-	2,692
Office rent	-	498	582	1,496	2,828
Other	-	19	-	99	138

Total general and administrative expenses	49,825	9,889	117,224	43,276	182,980

(Loss) from Operations	(49,825)	(9,889)	(117,224)	(43,276)	(182,980)

Other Income (Expense)	-	-	-	-	-

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(49,825)	$(9,889)	$(117,224)	$(43,276)	$(182,980)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,120,000	43,120,000	43,120,000	43,120,000

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE NINE MONTHS ENDED APRIL 30, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2009
(Unaudited)

	Nine Months Ended		Cumulative
	April 30,		From
	2009	2008 (Restated)	Inception

Operating Activities:
Net (loss)	$(117,224)	$(43,276)	$(182,980)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Amortization and depreciation	1,350	1,133	2,908
Write-off of website development costs	2,692	-	2,692
Changes in assets and liabilities-
Prepaid rent	582	1,497	-
Accounts payable - Trade	9	828	3,658
Accrued liabilities	34,669	(250)	39,169

Net Cash (Used in) Operating Activities	(77,922)	(40,068)	(134,553)

Investing Activities:
Website development costs	-	(5,100)	(5,100)
Loan to Tech Media India	(85,000)	-	(85,000)
Purchase of computers and peripherals	(3,000)	-	(3,000)

Net Cash (Used in) Investing Activities	(88,000)	(5,100)	(93,100)

Financing Activities:
Issuance of common stock for cash	-	-	50,000
Common stock subscribed	1,089,031	-	1,089,031
Deferred acquisition costs	(10,000)	-	(10,000)
Due to Director and stockholder	500	14,000	15,100

Net Cash Provided by Financing Activities	1,079,531	14,000	1,144,131

Net Increase (Decrease) in Cash	913,609	(31,168)	916,478

Cash - Beginning of Period	2,869	38,131	-

Cash - End of Period	$916,478	$6,963	$916,478

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

In January 2009, a former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of a $14,600 debt. The amount forgiven was considered as an addition to paid-in capital in the accompanying balance sheet as of April 30, 2009.

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

TechMedia Advertising, Inc. (formerly Ultra Care, Inc.) (“TechMedia” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated on January 30, 2007.  Initial operations have included organization and incorporation, target market identification, new product development, marketing plans, and capital formation.  The original business plan of the Company was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match up foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  However, the new intended business plan of the Company is to enter into the streaming digital medial advertising business in India through an India operating entity.  The accompanying interim financial statements of TechMedia were prepared from the accounts of the Company under the accrual basis of accounting.

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

On January 28, 2009, the Company filed Articles of Merger with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to affect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc., which was effective with the State of Nevada and with FINRA on February 17, 2009.

Interim Financial Statements

The interim financial statements of TechMedia have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the instructions for Securities and Exchange Commission Form 10-Q under Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, the accompanying unaudited financial statements should be read in conjunction with TechMedia’s audited financial statements and notes thereto for the year ended July 31, 2008, included in TechMedia’s Annual Report on Form 10-KSB filed on October 29, 2008, with the SEC.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

The accompanying interim financial statements included herein are unaudited.  However, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position as of April 30, 2009, and July 31, 2008, and the results of its operations and cash flows for the three and nine months ended April 30, 2009, 2008, and cumulative from inception.  The results of operations for the three and nine months ended April 30, 2009, are not necessarily indicative of the results to be expected for future quarters or the year ending July 31, 2009.

Restatement of Fiscal 2008 Financial Statements

During fiscal 2009, the management of the Company determined that under Emerging Issues Taskforce Statement 00-2, “Accounting for Web Site Development Costs,” costs and expenses incurred in fiscal 2008 related to website development in the amount of $5,100 were erroneously expensed during the nine months ended April 30, 2008.  The accompanying Statements of Operations and Cash Flows for the nine months ended April 30, 2008, have been restated to correct the error, which resulted in the capitalization of $5,100 in website development costs, and the recognition of $1,133 in amortization expense.  The decrease in the net loss for the nine months ended April 30, 2008, amounted to $3,967, which had a nominal impact on loss per share – basic and diluted.

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

Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred.  Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.  As of April 30, 2009, the Company had written off website development costs of $5,100, and related accumulated amortization of $2,048.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.  As of April 30, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established.  Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.  As of April 30, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the nine months ended April 30, 2009, and 2008, the Company wrote off website development costs of $5,100 and nil, respectively, and related accumulated amortization, due to a change in its business plan.

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

Computers and peripherals        3 years

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three and nine months ended April 30, 2009, and 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of April 30, 2009, and July 31, 2008, the Company had not incurred any deferred offering costs.

Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of April 30, 2009, and July 31, 2008, the Company had $10,000 and nil of deferred acquisition costs, respectively.

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

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

Concentration of Risk

As of April 30, 2009, and July 31, 2008, the Company maintained its cash accounts at two commercial banks.  The balance in each account is subject to FDIC coverage up to $250,000.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of April 30, 2009, and July 31, 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2009, and July 31, 2008, and revenues and expenses for the three and nine months ended April 30, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage, and its business plan is to enter into the streaming digital medial advertising business in India through an India operating entity.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

During the period from January 30, 2007, through April 30, 2009, the Company was organized and incorporated, received initial working capital through the issuance of common stock to Directors and officers at par value for cash proceeds of $12,000, completed a capital formation activity to raise up to $38,000 from the sale of 16,720,000 shares (post forward stock split) of common stock through a PPO to various stockholders, conducted a software development activity.  On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares (post forward stock split) of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that it will be successful in the development of its planned advertising services such that it will generate sufficient revenues to sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of April 30, 2009, and July 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Change in Management

On September 9, 2008, Mr. Clifford Belgica resigned as the Company’s President, Chief Executive Officer, and Director.  On the same date, Mr. Denver Melchor resigned as the Company’s Treasurer, Secretary, Chief Financial Officer, and Director.  The Company appointed Mr. Van Clayton A. Pagaduan to the offices of President, Treasurer, Secretary, and Chief Financial Officer.  The former officers and Directors also sold their interests in the Company of 26,400,000 shares (post forward stock split) of common stock to Mr. Van Clayton A. Pagaduan, which resulted in a change of beneficial ownership in securities.

On January 15, 2009, Mr. Van Clayton A. Pagaduan resigned from the offices of President, Treasurer, Secretary, Chief Financial Officer, and Director.  On same date, Mr. Alan Goh was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and a Director of the Company.  Mr. Pagaduan also sold his interest in the Company of 26,400,000 shares (post forward stock split) of common stock to Mr. Goh, which resulted in a change of beneficial ownership in securities.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

(4)	Loan from Director and Stockholder

As of April 30, 2009, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $500 (July 31, 2008 - $14,600).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.  In January 2009, the former Director, president, and stockholder of the Company waived the repayment of this loan and forgave the Company of the $14,600 debt.  The amount of forgiven debt of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of April 30, 2009.

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

In March 2007, the Company commenced a capital formation activity through a PPO, exempt from registration under the Securities Act of 1933, to raise up to $38,000 through the issuance 16,720,000 (post forward stock split) shares of its common stock, par value $0.001 per share, at an offering price of approximately $0.002 per share.  As of July 31, 2007, the Company fully subscribed the PPO, and received proceeds of $38,000.  The Company accepted subscriptions from 38 foreign, non-affiliated investors.

In addition, on November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 (post forward stock split) shares of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.

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

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

During the nine months ended April 30, 2009, the Company received gross proceeds of $108,695, net of $55 bank fees, from four investors for the subscription of 145,000 (post forward stock split) shares of our common stock at a price of $0.75 per share.

During the nine months ended April 30, 2009, the Company received gross proceeds of $715,361, net of $139 in bank fees, from eleven investors for the subscription of 954,000 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  As of June 1, 2009, the Company had received gross proceeds totalling $1,240,500 from eleven investors for the subscription of 1,654,000 (post forward stock split) units at a price of $0.75 per unit.

During the three months ended April 30, 2009, the Company received gross proceeds of $264,975, net of $25 bank fee, from ten investors for the subscription of 265,000 (post forward stock split) units at a price of $1.00 per unit.  Each unit consists of one share of common stock of the Company and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of common stock of the Company at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.  As of June 1, 2009, the Company had received gross proceeds totaling $450,000 from sixteen investors for the subscription of 450,000 (post forward stock split) units at a price of $1.00 per unit.

(6)	Income Taxes

The provision (benefit) for income taxes for the nine months ended April 30, 2009, and 2008, was as follows (using a 15 percent effective Federal income tax rate):

	Nine Months Ended
	April 30,
	2009	2008 (Restate)

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$17,583	$6,491
Change in valuation allowance	(17,583)	(6,491)
Total deferred tax provision	$-	$-

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

The Company had deferred income tax assets as of April 30, 2009, and July 31, 2008, as follows:

	As of	As of
	April 30,	July 31,
	2009	2008

Loss carryforwards	$27,447	$9,863
Less - Valuation allowance	(27,447)	(9,863)

Total net deferred tax assets	$-	$-

As of April 30, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $182,980 (July 31, 2008 - $65,756) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

As described in Note 4, as of January 31, 2009, the Company owed $500 (July 31, 2008 - $14,600) to an individual who is a former Director, president, and stockholder of the Company.  The loan was provided for working capital purposes; and was unsecured, non-interest bearing, and had no terms for repayment.  In January 2009, a former Director, president, and stockholder of the Company waived this loan and forgave the Company of the $14,600 debt.

(8)	Commitments and Contingencies

On March 13, 2009, the Company entered into a letter of intent with TechMedia Advertising Mauritius (“TM Mauritius”) to acquire all of the issued and outstanding shares of TM Mauritius from all of the shareholders of the issued and outstanding shares of TM Mauritius.  TM Mauritius is the sole shareholder of TechMedia Advertising India Inc. (“TM India”), a company organized under the laws of India, or is in the process of acquiring all of the issued and outstanding shares in the capital of TM India, which is in the business of selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.  Upon completion of the acquisition of all of the issued and outstanding shares of TM Mauritius, the Company will have changed its business to streaming digital media advertising in India.

TECHMEDIA ADVERTISING, INC.
(FORMERLY ULTRA CARE, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
APRIL 30, 2009, AND 2008
(Unaudited)

(9)	Recent Accounting Pronouncements

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
APRIL 30, 2009, AND 2008
(Unaudited)

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
APRIL 30, 2009, AND 2008
(Unaudited)

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

(10)	Subsequent Events

On June 8, 2009, the Company issued 145,000 shares of its common stock to 4 individuals due to the closing of the private placement at $0.75 per share for total gross proceeds of $108,750.

On June 8, 2009, the Company issued 1,654,000 shares of its common stock to 11 individuals/entities due to the closing of the private placement at $0.75 per unit for total gross proceeds of $1,240,500.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis together with our financial statements and related notes appearing elsewhere in this quarterly report.  This management’s discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We were incorporated as “Ultra Care, Inc.” in the State of Nevada on January 30, 2007.  Up until January 15, 2009, we were engaged in the business of developing an industry-leading online resource for the nursing profession.  Our web-based service was to support both job inquiries and job postings.  Subsequent to January 15, 2009, we changed the focus of our business direction to that of a company engaged in selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from public transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.  By doing this, we hope to reach a large spectrum of consumers in a wide variety of locations.

Effective February 17, 2009, we completed a merger with our wholly-owned subsidiary, TechMedia Advertising, Inc.  As a result, we have changed our name from “Ultra Care, Inc.” to “TechMedia Advertising, Inc.”  We changed the name of our company to better reflect the business direction and services of our Company.

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

Plan of Operation

On March 13, 2009, we entered into a letter of intent (the “Letter of Intent”) with TechMedia Advertising Mauritius (“TM Mauritius”), a Mauritius company, with respect to the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius (the “TM Mauritius Capital”), by us in exchange for issuing 24,000,000 (post forward stock split) shares of our common stock (or such other number of shares as the parties shall mutually agree in a more formal agreement) to the shareholders of the TM Mauritius Capital.  TM Mauritius is the sole shareholder of TechMedia India Advertising Private Ltd., a company organized under the laws of India, or is in the process of acquiring all of the issued and outstanding shares in the capital of TechMedia India Advertising Private Ltd. which is engaged in selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from public transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.

We intend to enter into a more formal share exchange agreement with TM Mauritius and its shareholders and other documents as necessary that more fully delineate and formalize the terms of the transaction.

Concurrent with the closing of a formal share exchange agreement, it is intended that our controlling shareholder, Mr. Alan Goh, will voluntarily surrender for cancellation 24,000,000 shares of our common stock registered in his name.

Results of Operations for the Three and Nine Months Ended April 30, 2009 and 2008 and Period from January 30, 2007 (Date of Inception) until April 30, 2009

We generated no revenue for the period from January 30, 2007 (date of inception) through April 30, 2009.  As of April 30, 2009, we do not anticipate earning revenues until such time that we have entered into our new business and have had time to obtain clients and customers.  We are presently in the development stage of our business and we can provide no assurance that we will successfully implement our business plan.

Our operating expenses were $49,825 during the three months ended April 30, 2009, compared with $9,889 (Restated) for the three months ended April 30, 2008.  The principal increase is primarily attributed to professional fees of $43,265 ($1,500 for the three months ended April 30, 2008).

Our operating expenses were $117,224 during the nine months ended April 30, 2009, compared with $43,276 (Restated) for the nine months ended April 30, 2008.  The principal increase is primarily attributed to professional fees of $105,481 ($14,250 for the nine months ended April 30, 2008).

Our operating expenses were $182,980 for the period from January 30, 2007 (date of inception) to April 30, 2009, and consisted primarily of professional fees, transfer agent fees, travel, web design and hosting, office rent and filing fees.

As of April 30, 2009, we anticipate that our operating expenses will increase as we change our business direction.

Equipment

We plan to develop a new website for our new business.  Upon completion of a formal share exchange agreement with TechMedia Advertising Mauritius, we expect to fund the acquisition of electronic hardware as well as computer hardware and software in order to implement our new business.

Liquidity and Capital Resources

Our balance sheet as of April 30, 2009, reflects assets of $1,013,978.  Since inception to April 30, 2009, we have sold 43,120,000 (post forward stock split) shares of our common stock resulting in gross proceeds of $50,000.  We have also received loans from a former director and stockholder of the Company in the amount of $14,600, however, on January 15, 2009, this former director and stockholder permanently waived our obligation to repay him.  Capital formation activities to date have been insufficient to provide the working capital necessary to operate our business.

As of April 30, 2009, we have insufficient cash to operate our intended new business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next twelve months is contingent upon us obtaining additional financing.  We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements.  We have been raising funds through equity financing, however, there can be no assurance that additional financing will be available to us on acceptable terms, or at all.

During the nine months ended April 30, 2009, we received gross proceeds of $108,750 from four investors for the subscription of 145,000 (post forward stock split) shares of our common stock at a price of $0.75 per share.

During the nine months ended April 30, 2009, we received gross proceeds of $715,500 from eleven investors for the subscription of 954,000 (post forward stock split) units at a price of $0.75 per unit.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.

As of June 1, 2009, we received gross proceeds totalling $1,240,500 from eleven investors for the subscription of 1,654,000 (post forward stock split) units at a price of $0.75 per unit.

During the quarter ended April 30, 2009,  we received gross proceeds of $265,000 from ten investors for the subscription of 265,000 (post forward stock split) units at a price of $1.00 per unit.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.

As of June 1, 2009, we received gross proceeds totalling $450,000 from sixteen investors for the subscription of 450,000 (post forward stock split) units at a price of $1.00 per unit.

Our management intends to raise additional equity financing in order to proceed with our intended new business of streaming digital media advertising in India.

Going Concern

We have not yet received any revenues.  These factors have caused our registered independent auditors to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of April 30, 2009, we have no off balance sheet arrangements.

Subsequent Events

On June 8, 2009, we issued 145,000 shares of our common stock to 4 individuals due to the closing of our private placement at $0.75 per share for total gross proceeds of $108,750.

On June 8, 2009, we issued 1,654,000 shares of our common stock to 11 individuals/entities due to the closing of our private placement at $0.75 per unit for total gross proceeds of $1,240,500.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.

In relation to the closing of the $0.75 per share offering and the $0.75 per unit offering, we will be paying a finder’s fee to an entity in Singapore in the amount of $134,925.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures.

Please see Item 4T.

Item 4T.	Controls and Procedures.

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

As of April 30, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial result.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2009, we issued 145,000 shares of our common stock to 4 individuals due to the closing of our private placement at $0.75 per share for total gross proceeds of $108,750.  We believe that the two issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On June 8, 2009, we issued 1,654,000 shares of our common stock to 11 individuals/entities due to the closing of our private placement at $0.75 per unit for total gross proceeds of $1,240,500.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  We believe that the two issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

In relation to the closing of the $0.75 per share offering and the $0.75 per unit offering, we will be paying a finder’s fee to an entity in Singapore in the amount of $134,925.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

Item 5.	Other Information

On June 8, 2009, we issued 145,000 shares of our common stock to 4 individuals due to the closing of our private placement at $0.75 per share for total gross proceeds of $108,750.  We believe that the two issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On June 8, 2009, we issued 1,654,000 shares of our common stock to 11 individuals/entities due to the closing of our private placement at $0.75 per unit for total gross proceeds of $1,240,500.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  We believe that the two issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

In relation to the closing of the $0.75 per share offering and the $0.75 per unit offering, we will be paying a finder’s fee to an entity in Singapore in the amount of $134,925.

Item 6.	Exhibits

Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. §1350

32.1	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2009.

TECHMEDIA ADVERTISING, INC. (Registrant)

By: /s/ Alan Goh
Alan Goh
President, CEO, CFO, Secretary, Treasurer and Director