Form 10-K
period 2009-07-31
TechMedia Advertising, Inc.
filed 2009-10-20
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                to

Commission File Number:        000-52945.

TECHMEDIA ADVERTISING, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 62 Upper Cross Street, #04-01 Singapore	058353
(Address of principal executive offices)	(Zip Code)

011-65-65323001
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  $0.001 par value common stock.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes       ☐ No*
*The registrant has not yet been phased into the interactive data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes       ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As at Jan. 31, 2009 – 760,000 (pre forward stock split) shares of common stock X $0.00 = $0.00

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes       ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

47,294,000 shares of common stock as of October 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Table of Contents

i

USE OF NAMES

In this annual report, the terms “TechMedia”, “Company”, “we”, or “our”, unless the context otherwise requires, mean TechMedia Advertising, Inc. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and India.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

ii

PART I

ITEM 1. BUSINESS

Year of Organization and Corporate History

We were incorporated in the State of Nevada under the name “Ultra Care, Inc.” on January 30, 2007.  On December 29, 2008, Mr. Van Clayton A. Pagaduan, our former President, CFO, Secretary, Treasurer and director, agreed to sell all of his 26,400,000 post forward split shares of our issued and outstanding common stock to Mr. Cher Kian (Alan) Goh for an aggregate price of US$60,000 to be paid on or before January 15, 2009.

The closing of the foregoing stock purchase agreement took place on January 15, 2009, and as of such date Mr. Alan Goh became the owner of 26,400,000 post forward split shares of our common stock representing approximately 61% of our issued and outstanding common stock.

The foregoing description of the stock purchase transaction does not purport to be complete and is qualified in its entirety by reference to the stock purchase agreement, which was filed with the Form 8-K on December 31, 2008, and which is incorporated herein by reference.

In connection with the forgoing stock purchase agreement, Mr. Van Clayton A. Pagaduan agreed to resign as a director and officer of our company and Mr. Alan Goh agreed to join the company as a director and officer.  On January 15, 2009, Mr. Van Clayton A. Pagaduan resigned as an officer and a director of our company and at the same time appointed Mr. Alan Goh as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director of our company.

Effective February 17, 2009, we completed a merger with our wholly-owned subsidiary, TechMedia Advertising, Inc.  As a result, we have changed our name from “Ultra Care, Inc.” to “TechMedia Advertising, Inc.”  We changed the name of our company to better reflect the direction and business of our company.

In addition, effective February 17, 2009, we effected a twenty-two (22) for one (1) forward stock split of our authorized, issued and outstanding common stock.  As a result, our authorized capital has increased from 50,000,000 shares of common stock to 1,100,000,000 shares of common stock, and correspondingly our issued and outstanding capital increased from 1,960,000 shares of common stock to 43,120,000 shares of common stock.

The name change and forward stock split both became effective on the Over-the-Counter Bulletin Board at the opening for trading February 17, 2009, under the new stock symbol “TECM”.  Our new CUSIP number is 878342 104.

Our Business

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

On March 13, 2009, we entered into a letter of intent (the “Letter of Intent”) with TechMedia Advertising Mauritius (“TM Mauritius”), a company organized under the laws of Mauritius, with respect to the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius (the “TM Mauritius Capital”), by us in exchange for issuing 24,000,000 (post forward stock split) shares of our common stock (or such other number of shares as the parties shall mutually agree in a more formal agreement) to the shareholders of the TM Mauritius Capital.  TM Mauritius is the sole shareholder of TechMedia Advertising (India) Private Limited (“TM India”), a company organized under the laws of India, which is engaged in the development stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.

The foregoing description of the Letter of Intent does not purport to be complete and is qualified in its entirety by reference to the Letter of Intent, which was filed as Exhibit 99.1 to the Form 10-Q on March 17, 2009, and is incorporated herein by reference.

On July 27, 2009, we entered into a share exchange agreement (the “Exchange Agreement”) with TM Mauritius and all the shareholders of TM Mauritius (the “Vendors”), whereby the Company agreed to acquire all of the TM Mauritius Capital from the Vendors in exchange for the issuance of 24,000,000 shares of common stock of the Company to the Vendors on a pro rata basis in accordance with each Vendor’s percentage ownership in TM Mauritius.

Subsequent Events

On August 6, 2009, the Exchange Agreement closed and as a result, TM Mauritius became a wholly-owned subsidiary of the Company and the Vendors collectively own 24,000,000 shares of common stock of the Company as follows: 9,600,000 shares of common stock are owned by OneMedia Limited (21.4% of the issued and outstanding as at Aug. 6, 2009); 7,200,000 shares of common stock of the Company are owned by Ternes Capital Ltd. (16.0% of the issued and outstanding as at Aug. 6, 2009); and 7,200,000 shares of common stock of the Company are owned by Johnny Lian Tian Yong (16.0% of the issued and outstanding as at Aug. 6, 2009), which constituted in aggregate 53.4% of the issued and outstanding shares of common stock of the Company as of such date.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, which was filed as Exhibit 10.1 to the initial Form 8-K on July 31, 2009, and is incorporated herein by reference.

As of August 6, 2009, and in accordance with the Exchange Agreement, Mr. Alan Goh, our current Secretary and director, resigned as the Company’s President, CEO, CFO and Treasurer and appointed Mr. Johnny Lian Tian Yong as the President, CEO, Chairman and a director of the Company, Mr. Ratner Vellu as a director of the Company and Mr. William Goh Han Tiang as the Treasurer and a director of the Company.  The directorship positions of Messrs. Johnny Lian Tian Yong, Ratner Vellu and William Goh did not become effective until August 14, 2009.

Concurrently with the closing of the Exchange Agreement, by a letter agreement entered into on July 30, 2009 (the “Letter Agreement”), between the Company and Alan Goh, the Company’s current Secretary and a director, Mr. Alan Goh cancelled 24,000,000 shares of the 26,400,000 shares of common stock of the Company registered in his name.  Therefore, Mr. Alan Goh now only has 2,400,000 shares of common stock of the Company registered in his name.

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was filed as Exhibit 10.2 to the initial Form 8-K on July 31, 2009, and is incorporated herein by reference.

The table below illustrates the corporate structure of the Company as a result of the completion of the Exchange Agreement:

TM Mauritius

TM Mauritius was incorporated pursuant to the laws of Maruitius on March 11, 2009.  As a result of the closing of the Exchange Agreement, the Company is the sole shareholder of TM Mauritius.  The directors of TM Mauritius are Messrs. Ratner Vellu, William Goh, Malcolm Moller and Gilbert Noel.  On June 22, 2009, TM Mauritius acquired sole beneficial ownership of TM India in exchange for the issuance of 4 ordinary shares having a par value of US$1.00 per share in the capital of TM Mauritius.

TM India

TM India was incorporated pursuant to the laws of India on December 27, 2007.  The directors of TM India are Mrs. Rohini Rajakumar and Messrs. S. Rajakumar Veeraswamy and William Goh.  Since its incorporation, TM India has been involved in investigating, researching and establishing relationships in the media industry in India.

New Business of the Company

The business of the Company will be conducted through its subsidiary, TM Mauritius, which intends to conduct its business through a new joint venture company in India as well as through TM India.

TM Mauritius received an assignment (the “Assignment”) of TechMedia Advertising Singapore Pte. Ltd.’s (“TM Singapore”) rights and obligations under a summary of terms of investment (the “Summary of Terms of Investment”) with respect to a joint venture arrangement for operating the business of outdoor mobile digital advertising platforms in public commuter transports such as buses and trains in India (the “JV Business”), which was entered into between TM Singapore, a company incorporated under the laws of Singapore, and Peacock Media Ltd. (“Peacock”), a company incorporated under the laws of India, on December 19, 2008.

The foregoing description of the Summary of Terms of Investment does not purport to be complete and is qualified in its entirety by reference to the Summary of Terms of Investment, which was filed as Exhibit 10.3 to the Form 8-K filed on August 8, 2009, and is incorporated herein by reference.  The foregoing description of the Assignment does not purport to be complete and is qualified in its entirety by reference to the Assignment, which was filed as Exhibit 10.4 to the Form 8-K filed on August 8, 2009, and is incorporated herein by reference

TM Mauritius intends to enter into a formal joint venture agreement with Peacock in the very near future to formalize the arrangement under the Summary of Terms of Investment discussed above which will include among other things the following terms:

•	a company incorporated in India will be established to act as the joint venture company (the “JV”);
•	the JV will be owned 85% by TM Mauritius and 15% by Peacock;
•	two directors of the JV shall be nominees from Peacock and three directors of the JV shall be nominees from TM Mauritius;
•
Peacock will contribute its exclusive media rights licenses granted to it by the Government of Tamil Nadu for buses and the Indian Railway for trains, relating to the JV Business, which currently covers more than 10,000 buses and more than 30 railway trains;

•	Peacock will fully equip the buses and trains with the required hardware and software and ensure the same is in proper working order in order to support the JV Business;
•	Peacock will provide access to all of Peacock’s current and future advertising clients to market the JV Business;
•	TM Mauritius will manage the JV Business;
•	TM Mauritius will reimburse Peacock for the costs associated with fully equipping the buses and trains after TM Mauritius certifies the proper equipping of the buses and trains by Peacock;
•	TM Mauritius will supply the necessary funding to the JV for operations and other working capital purposes; and
•	Any profits generated from the sale of advertising space from the JV Business will be split 85% for TM Mauritius and 15% for Peacock.

Our business will focus on outdoor advertising, which has registered growth in recent years in India.  For the next few years, our focus is expected to be in market consolidation, forming key alliances in outdoor advertising in India.  Our first step will be to enter into the formal joint venture agreement with Peacock Media Ltd. as set forth above.

Principal Services

We plan to provide outdoor media solutions to advertisers, giving a more efficient platform that maximizes captive consumer reach.

By partnering with media space owners in India, we expect to sell outdoor advertising and mobile digital signage  These may range from points of transport, commercial buildings, supermarkets, restaurants and others.

Corporate Strategy

The challenging economic climate may impact on corporate spending, amongst others, on advertising expenditures.  However, this signals an opportunity for us as corporations shift from traditional media platforms to more viable solutions such as outdoor advertising for captive consumer reach.

Outdoor advertising may capture an increasing share of advertising from television, radio and newspaper.  Our planned strategic operations in India reveals some key findings, namely:

•	The Indian advertising industry has enormous potential for growth;
•	The Indian outdoor advertising segment was largely not interactive (dominated by static boards);
•	The outdoor mobile digital advertising has potential growth; and
•	The outdoor metro (light rail) advertising has potential growth

These market conditions have helped us to define our strategy of forging alliances in India.

Competitive business conditions and Company's competitive position in the industry and methods of competition

Upon TM Mauritius entering into the intended joint venture agreement with Peacock Media Ltd., TechMedia will be the only company which has advertising rights for more than 10,000 buses through the joint venture agreement for mobile digital advertising. There is also no known competitor in the same mobile digital advertising space in India.

Number of total employees and number of full-time employees

Mr. Johnny Lian Tian Yong, our President, CEO and a director of the Company, will devote 30% of his time or 15 hours per week to our operations.  Mr. William Goh Han Tiang, our Treasurer and a director of the Company, will devote 80% of his time or 70 hours per week to our operations.  Mr. Ratner Vellu, one of our directors will devote 80% of his time or 70 hours per week to our operations.  Mr. Alan Goh, our Secretary and a director of the Company, will devote 20% of his time or 8 hours per week to our operations.

There a four (4) full time employees in TM India and no employees in TM Mauritius.

Loans

Effective April 27, 2009, we agreed to loan up to $1,000,000 to TM India, which is now a subsidiary of ours, to be used to organize operations for TM India and to assist with equipping buses in India under the intended joint venture arrangement with Peacock Media Ltd.  This loan has become an intercompany loan as a result of the closing of the share exchange agreement between us and TM Mauritius, and such loan will be dealt with as our board of directors determines.  As of July 31, 2009 the amount of the loan was $350,000.

Transfer Agent

We have engaged Island Stock Transfer as our stock transfer agent.  Island Stock Transfer is located at 100 Second Avenue South, Suite 705S, St. Petersburg, Florida, 33701.

Available Information

The Company’s website is www.techmediaadvertising.com, where information about the Company may be reviewed and obtained.  In addition, the Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov.  Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

At present, we do not own any property.  We maintain our corporate offices at 62 Upper Cross Street, #04-01 Singapore, 058353.  We rent this office space, which is approximately 320 square feet, for S$1,203.75 (approximately US$864) per month.

The corporate office for our subsidiary TM India is located at Old No. 5, New No. 9 College Road, Nungambakkam, Chennai, 600006, India, which is approximately 2930 square feet, and costs 78,000 Rupees (approximately US$1,693) per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TECM”.  Our common stock commenced trading under this symbol on February 17, 2009, and previously traded under the symbol “ULCA” until February 17, 2009, without any trading or volume.

The following historical quotations obtained from online sources reflects the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High ($)	Low ($)
July 31, 2009	N/A	N/A
April 30, 2009	N/A	N/A
January 31, 2009	N/A	N/A
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2008	N/A	N/A
October 31, 2007	N/A	N/A
July 31, 2007	N/A	N/A

As of July 31, 2009, our common stock had not yet traded, and therefore, the price indicated was $0.00.

Holders

As of October 15, 2009, there are 47,294,000 shares of our common stock issued and outstanding held by 125 shareholders of record.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended July 31, 2009, the Company did not grant any stock options or authorized securities for issuance under an equity compensation plan.

Subsequent to the Company’s fiscal year ended July 31, 2009, on August 31, 2009, our Board of Directors unanimously approved and adopted a stock option and incentive plan (the “Stock Option Plan”).  The purpose of the Stock Option Plan is to advance our interests and our shareholders’ interests by affording our key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company.  Pursuant to the provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.  The foregoing description of the Stock Option Plan does not purport to be complete and is qualified in its entirety by reference to the Stock Option Plan, which was filed as Exhibit 99.1 to the Form 8-K filed on September 10, 2009, and is incorporated herein by reference.

The Stock Option Plan is to be administered by our Board of Directors, which shall determine:

(i)	the persons to be granted Stock Options and Incentives;
(ii)	the fair market value of our shares;
(iii)	the exercise price per share of options to be granted;
(iv)	the number of shares to be represented by each option or incentive award;

(v)	the time or times at which options and incentive awards shall be granted;
(vi)	the interpretation of the Stock Option Plan;
(vii)	whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan;
(viii)	the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award;
(ix)	whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award;
(x)	the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board;
(xi)	whether to accept or reject the election made by a grantee pursuant to Section 7.5 of the Stock Option Plan; and
(xii)	all other determinations deemed necessary or advisable for the administration of the Stock Option Plan.

The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options and Incentives to a total number of shares of our Common Stock, not to exceed five million (5,000,000) shares of our Common Stock as at the date of adoption by the Board of Directors of the Stock Option Plan.

In the event an optionee who is a director, officer, employee (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an “Employee”) of the Company has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the option, to the extent not exercised, shall terminate on the date on which the Employee’s employment by the Company is terminated.  If an Employee’s termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be an Employee of the Company, exercise his option at any time within three (3) months after the date he ceases to be an Employee of the Company, but only to the extent that he was entitled to exercise it on the date of such termination.  To the extent that the Employee was not entitled to exercise the Option at the date of such termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of incentive options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability (as defined in Section 22(e)(3) of the Internal Revenue Code), he may exercise his option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination.  To the extent that he was not entitled to exercise the option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the option may be exercised at any time within six (6) months following the date of death by the optionee’s estate or by a person who acquired the right to exercise the option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the option on the date of death, or if the optionee’s estate, or person who acquired the right to exercise the option by bequest or inheritance, does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of an incentive option extend more than six (6) months beyond the date of the Employee’s death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void.  However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code or Title I of the Employee Retirement Income Security Act, as amended, or the rules thereunder.  Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee’s lifetime except by the optionee or, in the event of the optionee’s legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Recent Sales of Unregistered Securities

On June 8, 2009, we issued 145,000 shares of our common stock to 4 individuals due to the closing of our private placement at $0.75 per share for total gross proceeds of $108,750.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

On June 8, 2009, we issued 1,654,000 shares of our common stock to 11 individuals/entities due to the closing of our private placement at $0.75 per unit for total gross proceeds of $1,240,500.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $1.50 per warrant share until two years from the date of issuance of the share purchase warrants.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

In relation to the closing of the $0.75 per share offering and the $0.75 per unit offering, we paid a finder’s fee to an entity in Singapore in the amount of $134,925.

On August 6, 2009, we issued 24,000,000 shares or our common stock to 3 individuals/entities due to the closing of the share exchange agreement between the Company, TM Mauritius and the three shareholders of TM Mauritius.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States.

On August 12, 2009, we issued 2,275,000 shares of our common stock to 37 individuals due to the closing of our private placement at $1.00 per unit for total gross proceeds of $2,275,000.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.  We believe that the issuances are exempt from registration under Regulation S promulgated under the Securities Act as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

In relation to the closing of the $1.00 per unit offering, we have paid a finder’s fee to an entity in Singapore in the amount of $227,500.

On September 17, 2009, we issued 100,000 shares to an entity in New York in accordance with the terms of a Financial Advisory Agreement, dated September 2, 2009.  We believe that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by the Company and Affiliated Purchasers

Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

On July 27, 2009, we entered into the Exchange Agreement with TM Mauritius and the shareholders of TM Mauritius, whereby on August 6, 2009, the Company acquired all of the TM Mauritius Capital.  TM Mauritius is the sole shareholder of TM India which is engaged in the development stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.  See “Item 1. Business – Our Business” and “Item 1. Business – Subsequent Events” for details of the Exchange Agreement.

Plan of Operations

We intend to focus on outdoor advertising and over the next few years, our focus is expected to be in market consolidation, forming key alliances in outdoor advertising in India.  Our first step will be to enter into the formal joint venture agreement with Peacock Media Ltd.

Subsequent to entering into a joint venture with Peacock Media Ltd., we intend to raise funds to equip the buses and trains with our mobile digital advertising platforms.  We intend to cooperate closely with Peacock Media Ltd. to secure further opportunities to expand our network in order to allow us to advertise to a larger audience.

Objectives

We have the following objectives:

1.	to raise $25,000,000 through private placement equity financings with institutions;

2.	to equip more than 10,000 buses with digital media technologies displaying advertisements; and

3.	to secure opportunities to expand our network to more than 40,000 advertising screens.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance.  We are in the development stage of our business and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the implementation of our plan of operations, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we may have to capture market share by marketing the new advertising platform to potential clients in order to create revenue. If we are unable to raise additional equity capital to develop our business and earn revenues, we will have to suspend or cease operations and our investors may lose their investment.

We have no assurance that future financings will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until our business is developed, we expect to provide advertising services to clients and receive payment from such clients for our services.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than revenues.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As at July 31, 2009, the Company had current assets of $3,314,551, including cash resources of $2,784,198, and current liabilities of $24,687 providing the company with a working capital of $3,289,864 compared with a working capital deficiency of $19,298 for the year ended July 31, 2008.

We may not have enough money to complete our plan of operations.  If it turns out that we have not raised enough money to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future or that future financings will be available to us on acceptable terms.  If we require additional money and are unable to raise it, we will have to suspend or cease operations.

During the year ended July 31, 2009, we raised proceeds from the sale of our securities as follows:

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

In relation to the closing of the $0.75 per share offering and the $0.75 per unit offering, we paid a finder’s fee to an entity in Singapore in the amount of $134,925.

On August 12, 2009, we issued 2,275,000 shares of our common stock to 37 individuals due to the closing of our private placement at $1.00 per unit for total gross proceeds of $2,275,000.  Each unit consists of one share of our common stock and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of our common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.

In relation to the closing of the $1.00 per unit offering, we paid a finder’s fee to an entity in Singapore in the amount of $227,500.

Results of Operation

We have not generated any revenues to date from our operations.

The Company realized a net loss of $183,055 for the year ended July 31, 2009, as compared to $51,200 for the year ended July 31, 2008, and has realized a net loss of $248,811 from inception to July 31, 2009.  All of the foregoing net losses have been a result of the Company’s operating expenses.

The Company incurred $181,908 in operating expenses for the year ended July 31, 2009, as compared to $51,200 for the year ended July 31, 2008.  The principal reasons for the increase in the Company’s operating expenses for the year ended July 31, 2009, were professional fees of $167,493 (compared with $20,999 for the year ended July 31, 2008). The foregoing increase in operating expenses were mostly related to the Company’s change of business as a result of the Letter of Intent and Exchange Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of TechMedia Advertising, Inc.:

We have audited the accompanying balance sheets of TechMedia Advertising, Inc. (a Nevada corporation in the development stage) as of July 31, 2009, and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2009, and from inception (January 30, 2007) through July 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TechMedia Advertising, Inc. as of July 31, 2009, and 2008, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2009, and from inception (January 30, 2007) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of July 31, 2009, and 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
September 10, 2009.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2009, AND 2008

	As of
	July 31,
	2009	2008
ASSETS

Current Assets:
Cash in bank	$2,784,198	$2,869
Accounts receivable - Related Parties
Note Note receivable	350,000
Advance	85,000
Interest	1,545	-

Total accounts receivable - Related Parties	436,545
Prepaid consulting fees and rent expense	93,808	582

Total current assets	3,314,551	3,451

Property and Equipment:
Computer equipment and peripherals	3,000	-
Website development costs	-	5,100

	3,000	5,100
Less - Accumulated amortization and depreciation	(750)	(1,558)

Net property and equipment	2,250	3,542

Other Assets:
Deferred acquisition costs	13,000	-

Total other assets	13,000	-

Total Assets	$3,329,801	$6,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,658	$3,649
Accrued liabilities	20,529	4,500
Due to Director and stockholder	500	14,600
Total current liabilities	24,687	22,749
Total liabilities	24,687	22,749

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 44,919,000 and 43,120,000 shares issued and outstanding in 2009 and 2008, respectively	44,919	43,120
Additional paid-in capital	1,234,006	6,880
Common stock subscribed	2,275,000	-
(Deficit) accumulated during the development stage	(248,811)	(65,756)

Total stockholders' equity (deficit)	3,305,114	(15,756)

Total Liabilities and Stockholders' Equity (Deficit)	$3,329,801	$6,993

The accompanying notes to financial statements are
an integral part of these balance sheets.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

	Years Ended		Cumulative
	July 31,		From
	2009	2008	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	167,493	20,999	202,842
Transfer agent fees	3,189	12,398	15,587
Travel	3,597	7,501	11,098
Filing fees	2,925	2,666	5,591
Website design and hosting	-	3,900	3,900
Depreciation and amortization	1,600	1,558	3,158
Office rent	582	2,080	2,828
Other	2,522	98	2,660

Total general and administrative expenses	181,908	51,200	247,664

(Loss) from Operations	(181,908)	(51,200)	(247,664)

Other Income (Expense)	(1,147)	-	(1,147)

Provision for income taxes	-	-	-

Net (Loss)	$(183,055)	$(51,200)	$(248,811)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	43,386,153	43,120,000

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

					(Deficit)
					Accumulated
			Additional	Common	During the
	Common stock		Paid-in	Stock	Development
Description	Shares	Amount	Capital	Subscribed	Stage	Totals

Balance - January 30, 2007	-	$-	$-	$-	$-	$-

Initial capitalization to Directors	26,400,000	26,400	(14,400)	-	-	12,000

Common stock issued for cash	16,720,000	16,720	21,280	-	-	38,000

Net (loss) for the period	-	-	-	-	(14,556)	(14,556)

Balance - July 31, 2007	43,120,000	43,120	6,880	-	(14,556)	35,444

Net (loss) for the period	-	-	-	-	(51,200)	(51,200)

Balance - July 31, 2008	43,120,000	43,120	6,880	-	(65,756)	(15,756)

Forgiveness of debt - Former Director	-	-	14,600	-	-	14,600

Common stock issued for cash	1,799,000	1,799	1,347,451	-	-	1,349,250
						-
Payment of finder's fee	-	-	(134,925)	-	-	(134,925)

Common stock subscribed at $1.00 per unit	-	-	-	2,275,000	-	2,275,000

Net (loss) for the period	-	-	-	-	(183,055)	(183,055)

Balance - July 31, 2009	44,919,000	$44,919	$1,234,006	$2,275,000	$(248,811)	$3,305,114

The accompanying notes to financial statements are
an integral part of these statements

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

	Years Ended		Cumulative
	July 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(183,055)	$(51,200)	$(248,811)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,175	1,558	2,733
(Loss) on write-off of website development costs	3,117	-	3,117
Changes in assets and liabilities-
Interest receivable - Related Party	(1,545)	-	(1,545)
Prepaid consulting fees and rent	(93,226)	1,081	(93,808)
Accounts payable - Trade	9	3,649	3,658
Accrued liabilities	16,029	750	20,529

Net Cash (Used in) Operating Activities	(257,496)	(44,162)	(314,127)

Investing Activities:
Website development costs	-	(5,100)	(5,100)
Due from TechMedia Singapore - Related Party	(85,000)	-	(85,000)
Loan to TechMedia India - Related Party	(350,000)	-	(350,000)
Purchase of computers and peripherals	(3,000)	-	(3,000)

Net Cash (Used in) Investing Activities	(438,000)	(5,100)	(443,100)

Financing Activities:
Issuance of common stock for cash	1,349,250	-	1,399,250
Payment of finder's fee	(134,925)	-	(134,925)
Common stock subscribed	2,275,000	-	2,275,000
Deferred acquisition costs	(13,000)	-	(13,000)
Due to Director and stockholder	500	14,000	15,100

Net Cash Provided by Financing Activities	3,476,825	14,000	3,541,425

Net Increase (Decrease) in Cash	2,781,329	(35,262)	2,784,198

Cash - Beginning of Period	2,869	38,131	-

Cash - End of Period	$2,784,198	$2,869	$2,784,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

In January 2009, the former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of the $14,600 debt. The amount of forgiven debt of the repayment of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of July 31, 2009.

The accompanying notes to financial statements are
an integral part of these statements

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

(1)	Summary of Significant Accounting Policies

   Basis of Presentation and Organization

TechMedia Advertising, Inc. (formerly “Ultra Care, Inc.”) (“TechMedia” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated on January 30, 2007.  The original business plan of the Company was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  The Company adopted a new business plan in 2009.  The new business plan of the Company entails the entry into the streaming digital medial advertising business in India through an operating entity established in that country.  The accompanying financial statements of were prepared from the accounts of the Company under the accrual basis of accounting.

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

On January 28, 2009, the Company filed Articles of Merger in the State of Nevada with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to affect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc.  The name change was effective with the State of Nevada and FINRA on February 17, 2009.

On July 27, 2009, the Company entered into a share exchange agreement (the “Exchange Agreement”) with TechMedia Advertising Mauritius (“TM Mauritius”) and all of the shareholders of TM Mauritius (the “Sellers”), whereby, at closing, the Company will acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  TM Mauritius is the sole beneficial owner TechMedia Advertising (India) Private Limited (“TM India”), a company organized under the laws of India, which is engaged in the initial stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations.  Such locations range from transportation vehicles, commercial buildings, to supermarkets and restaurants, by forming a partnership with media space owners.  See Note 10 for additional information.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

TM Mauritius was incorporated pursuant to the laws of Mauritius on March 11, 2009.  At the time of closing of the Exchange Agreement, the Company will be the sole shareholder of TM Mauritius.  On June 22, 2009, TM Mauritius acquired sole beneficial ownership of TM India through an exchange of four ordinary shares of capital stock of TM Mauritius for 1,000 shares of paid-up capital stock of TM India.

TM India was incorporated pursuant to the laws of India on December 27, 2007.  Since its incorporation, TM India has been involved in investigating, researching, and establishing relationships in the media industry in India.

After the closing of the Exchange Agreement, the business of the Company will be conducted through its subsidiary, TM Mauritius, which intends to conduct its advertising business plan through a new joint venture company in India, as well as through TM India.

On June 15, 2009, TM Mauritius was assigned TechMedia Advertising Singapore Pte. Ltd.’s rights and obligations under the Summary of Terms of Investment with respect to a joint venture arrangement for operating the business of installing, commissioning, maintaining and commercializing mobile digital advertising platforms in public commuter transports such as buses and trains in India (the “JV Business”), which was entered into between TechMedia Advertising Singapore Pte. Ltd., a company incorporated under the laws of Singapore, and Peacock Media Ltd., a company incorporated under the laws of India, on December 19, 2008.

TM Mauritius intends to enter into a formal joint venture agreement with Peacock Media Ltd. (“Peacock”) in the near future to formalize the arrangement under the Summary of Terms of Investment discussed above which will include among other things the following terms:

•	an India company will be established to act as the joint venture company (the “JV”);
•	the JV will be owned 85 percent by TM Mauritius and 15 percent by Peacock;
•	two Directors of the JV shall be a nominee from Peacock and three Directors of the JV shall be nominees from TM Mauritius;
•
Peacock will contribute its exclusive media rights licenses granted to it by the Government of Tamil Nadu for buses and the Indian Railway for trains, relating to the JV Business, which currently covers more than 10,000 buses and more than 30 railway trains;

•	Peacock will fully equip the buses and trains with the required hardware and software and ensure the same is in proper working order in order to support JV Business;
•	Peacock will provide access to all of Peacock’s current and future advertising clients to market the JV Business;
•	TM Mauritius will manage the JV Business;
•	TM Mauritius will reimburse Peacock for the costs associated with fully equipping the buses and trains after TM Mauritius certifies the proper equipping of the buses and trains by Peacock;
•	TM Mauritius will supply the necessary funding of the JV for operations and other working capital purposes.
•	Any profits generated from the sale of advertising space from the JV Business will be divided 85 percent to TM Mauritius and 15 percent to Peacock.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  Once the Company has commenced planned operations, it will recognize revenues when completion of its advertising services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

   Internal Website Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred.  Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.  As of July 31, 2009, the Company had written off website development costs of $5,100, and related accumulated amortization of $1,983.

   Costs of Computer Software Developed or Obtained for Internal Use

Under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), the Company capitalizes external direct costs of materials and services consumed in developing or obtained internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project; and, interest costs related to loans incurred for the development of internal-use software.  As of July 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of internal-use software.

   Costs of Computer Software to be Sold or Otherwise Marketed

Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the Company capitalizes costs associated with the development of certain training software products held for sale when technological feasibility is established.  Capitalized computer software costs of products held for sale are amortized over the useful life of the products from the software release date.  As of July 31, 2009, and July 31, 2008, the Company had not undertaken any projects related to the development of software products held for sale or to be otherwise marketed.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

   Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date.  The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.  For the fiscal year ended July 31, 2009, and 2008, the Company wrote off website development costs of $5,100 and $0, respectively, and related accumulated amortization, due to a change in its business plan.

   Property and equipment

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. The Company uses the straight-line method of depreciation. The estimated useful life of property and equipment is as follows:

Computer equipment and peripherals 3 years

   Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the fiscal years ended July 31, 2009, and 2008.

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated. As of July 31, 2009, and 2008, the Company had not incurred any deferred offering costs.

  Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed. At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of July 31, 2009, and July 31, 2008, the Company recorded $13,000 and $0 of deferred acquisition costs, respectively.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

  Concentration of Risk

As of July 31, 2009, and July 31, 2008, the Company maintained its cash accounts at two commercial banks.  The balance in each account was subject to FDIC coverage up to $250,000.

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of July 31, 2009, and 2008, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

    Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of July 31, 2009 and 2008, and revenues and expenses for the years ended July 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

(2)	Development Stage Activities and Going Concern

The Company is currently in the development stage.  The original business plan of the Company was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  The Company adopted a new business plan in 2009.  The new business plan of the Company entails the entry into the streaming digital media advertising business in India through an operating entity established in that country.

During the period from January 30, 2007, through July 31, 2009, the Company was organized and incorporated, conducted various capital formation activities through the sale of its common stock, completed a software development activity, and entered into an Exchange Agreement for the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius.  On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares (post forward stock split) of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities under its new business plan, there can be no assurance that it will be successful in the development of its planned advertising services such that it will generate sufficient revenues to earn a profit or sustain its operations.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of July 31, 2009, and July 31, 2008, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

As of July 31, 2009, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $500 (July 31, 2008 - $14,600).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.  In January 2009, the former Director, president, and stockholder of the Company waived the repayment of $14,600 and forgave the Company of the $14,600 debt.  The amount of forgiven debt of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of July 31, 2009.

(5)	Common Stock

The Company was originally authorized to issue 50,000,000 shares of $0.001 par value common stock.  All shares of common stock have equal voting rights, are non-assessable, and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50 percent of the common stock could, if they choose to do so, elect all of the Directors of the Company.

Effective February 17, 2009, the Company completed a twenty-two (22) for one (1) forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company has increased from 50,000,000 shares of common stock with a par value of $0.001 to 1,100,000,000 shares of common stock with a par value of $0.001, and correspondingly, its issued and outstanding capital increased from 1,960,000 shares of common stock to 43,120,000 shares of common stock.  The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

On June 8, 2009, the Company issued 145,000 shares of its common stock to four individuals due to the closing of the private placement of its common stock at $0.75 per share for total gross proceeds of $108,750.

On June 8, 2009, the Company issued 1,654,000 shares of its common stock to 11 individuals and entities due to the closing of the private placement of its common stock at $0.75 per unit for total gross proceeds of $1,240,500.

In connection with the issuance of the 145,000 shares and the 1,654,000 shares of its common stock, described above, the Company paid a finder’s fee of $134,925 to an unrelated third party.

On July 27, 2009, the Company entered into an Exchange Agreement with TM Mauritius, a company organized under the laws of Mauritius, and all the Sellers of TM Mauritius, whereby the Company agreed to acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock of the Company to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  The Exchange Agreement is set to close on or before August 5, 2009.  As of July 31, 2009, the Exchange Agreement has not been closed and no shares related to the Exchange Agreement had been issued.

Concurrently with the closing of the Exchange Agreement, by a letter agreement entered into on July 30, 2009 (the “Letter Agreement”), between the Company and Alan Goh, Mr. Alan Goh agreed to cancel 24,000,000 shares of the 26,400,000 shares of common stock of the Company registered in his name.  As of July 31, 2009, the Exchange Agreement has not been closed and Mr. Alan Goh had not cancelled his 24,000,000 shares.

On August 12, 2009, the Company issued 2,275,000 shares of common stock to 37 individuals due to the closing of private placement at $1.00 per unit for total gross proceeds of $2,275,000.  Each unit consists of one share of common stock of the Company, and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

As of July 31, 2009, there were 44,919,000 shares of common stock issued and outstanding.

(6)	Income Taxes

The provision (benefit) for income taxes for the year ended July 31, 2009, and 2008, was as follows (using a 15 percent effective Federal income tax rate):

	July 31,
	2009	2008 (Restate)

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$27,458	$6,491
Change in valuation allowance	(27,458)	(6,491)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of July 31, 2009, and July 31, 2008, as follows:

	As of	As of
	July 31,	July 31,
	2009	2008

Loss carryforwards	$37,321	$9,863
Less - Valuation allowance	(37,321)	(9,863)
Total net deferred tax assets	$-	$-

As of July 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $248,811 (July 31, 2008 - $65,756) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

On April 27, 2009, the Company and TM India signed a loan agreement.  TechMedia agreed to loan to TM India the principle amount of up to $1,000,000 for the purpose of financing the company with such funds being used to equip buses in India under the business arrangement between the company and Peacock Media Ltd.  The loan is bearing an annual interest rate at 3 percent and will be due and payable one year from the date of agreement.  When the Company becomes the owner of TM India through TM Mauritius, then such loan will be treated as an inter-corporate loan.  As of July 31, 2009, TechMedia had transferred $350,000 to TM India, and accrued interest from TM India to the Company amounted to $1,545.

The Company also loaned to TechMedia Advertising Singapore Pte. Ltd., a related party entity, the amount of $85,000 for working capital purposes.  This loan is unsecured, non-interest bearing, and has no terms for repayment.

(8)	Commitments and Contingencies

On July 27, 2009, the Company entered into an Exchange Agreement with TM Mauritius, and all the shareholders of TM Mauritius as Sellers, whereby the Company agreed to acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock of the Company to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  See Note 10 for additional information.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

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

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger for an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

Statement 164 is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisitions date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of TechMedia does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The management of TechMedia does not expect the adoption of this pronouncement to have material impact on its financial statements.

On June 9, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140” (“SFAS No.166”).
SFAS No.166 revises the derecognization provision of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets.
It also eliminates the concept of a "qualifying special-purpose entity."

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  Management of TechMedia does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 167 "Amendments to FASB Interpretation No. 46(R)."  SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” to improve financial reporting by companies involved with variable interest entities and to provide additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of TechMedia does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In June 2009, the FASB issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No.168").  SFAS No.168 establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental US generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.

SFAS No.168 is effective for interim and annual periods ending after September 15, 2009.  The management of TechMedia does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(10)	Subsequent Events

On August 6, 2009, the Exchange Agreement closed and as a result, TM Mauritius became a wholly owned subsidiary of the Company.  As a result of the closing of the Exchange Agreement, the Sellers collectively own 24,000,000 shares of Common Stock of the Company as follows: 9,600,000 shares of Common Stock are owned by OneMedia Limited (21.4 percent of the issued and outstanding); 7,200,000 shares of Common Stock of the Company are owned by Ternes Capital Ltd. (16.0 percent of the issued and outstanding); and 7,200,000 shares of Common Stock of the Company are owned by Johnny Lian Tian Yong (16.0 percent of the issued and outstanding), which constitutes in aggregate 53.4 percent of the issued and outstanding shares of Common Stock of the Company.

As of August 6, 2009, and in accordance with the Exchange Agreement, Mr. Alan Goh, the current President, CEO, CFO, Secretary and Treasurer and a Director, resigned as the Company’s President, CEO, CFO and Treasurer (remaining as the Secretary and a Director) and Mr. Johnny Lian Tian Yong was appointed as the President, CEO, Chairman and a director of the Company.  Mr. Ratner Vellu was also appointed as a Director of the Company, and Mr. William Goh Han Tiang was appointed as the Treasurer and a Director of the Company.  However, the appointment of Messrs. Johnny Lian Tian Yong, Ratner Vellu and William Goh Han Tiang as Directors of the Company, will not become effective until August 14, 2009, which is 10 days after the filing date of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission and the transmission of notification to all shareholders of record of common stock of the Company who would be entitled to vote at a meeting for election of Directors.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

Concurrently with the closing of the Exchange Agreement, by a letter agreement entered into on July 30, 2009 (the “Letter Agreement”) between the Company and Mr. Alan Goh, the Company’s Secretary and Director, Mr. Goh cancelled 24,000,000 shares of the 26,400,000 shares of common stock of the Company registered in his name.  Therefore, subsequent to the cancellation, Mr. Alan Goh had 2,400,000 shares of common stock of the Company registered in his name.

On August 12, 2009, the Company issued 2,275,000 shares of common stock to 37 individuals due to the closing of private placement at $1.00 per unit for total gross proceeds of $2,275,000.  Each unit consists of one share of common stock of the Company, and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.  In relation to the closing of the $1.00 per unit offering, the Company has paid a finder’s fee to an entity in Singapore in the amount of $227,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Davis Accounting Group are our auditors.  During the Company's two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

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

As of July 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) lack of a formal whistleblower policy.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of July 31, 2009:

Name	Age	Positions and Offices Held
Cher Kian (Alan) Goh(1)	48	President, CEO, CFO, Secretary, Treasurer & Director
Van Clayton A. Pagaduan(2)	33	Former President, CFO, Secretary, Treasurer & Director
Notes:
(1)
Mr. Alan Goh was as our appointed President, CEO, CFO, Secretary, Treasurer and a director of the Company effective January 15, 2009.  Subsequent to our fiscal year ended July 31, 2009, on August 6, 2009, Mr. Alan Goh resigned as our President, CEO, CFO and Treasurer.  See “Item 1. Business – Subsequent Events” for details of Mr. Alan Goh’s resignation on August 6, 2009.

(2)	Mr. Van Clayton A. Pagaduan resigned as our President, CFO, Secretary, Treasurer and director on January 15, 2009.

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of October 15, 2009:

Name	Age	Positions and Offices Held
Johnny Lian Tian Yong(1)	43	President, CEO, Chairman and Director
Cher Kian (Alan) Goh(2)	48	Secretary and Director (former President, CEO, CFO and Treasurer)
William Goh Han Tiang(3)	38	Treasurer and Director
Ratner Vellu(4)	43	Director
Notes:
(1)	Mr. Johnny Lian Tian Yong was appointed our President, CEO, Chairman and a director of the Company effective August 14, 2009.
(2)
Mr. Alan Goh was appointed as our President, CEO, CFO, Secretary, Treasurer and a director of the Company effective January 15, 2009, and resigned as our President, CEO, CFO and Treasurer on August 6, 2009.

(3)	Mr. William Goh Han Tiang was appointed our Treasurer and a director of the Company effective August 14, 2009.
(4)	Mr. Ratner Vellu was appointed a director of the Company effective August 14, 2009.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Mr. Johnny Lian Tian Yong (age 43) is currently the CEO, President, Chairman and a director of the Company.  Mr. Lian is also currently a director of Affinity Gold Corp., a mineral exploration company concentrating on gold exploration in Peru and Latin America (OTCBB: AFYG) and the Chairman of JAS Singapore Group of Companies, a Singapore corporation, that has subsidiary and affiliate businesses spanning more than 13 countries covering medical and hospitality services, finance and investments, logistics, human resources and professional development, green technologies and information technology services.  Mr. Lian has been the Chairman of JAS Singapore Group of Companies since October 1992. From October 2000 to present, Mr. Lian has been a director of JAS Medical Screening Centre Pte., Ltd., a Singapore corporation, which provides health services for the needy and medical screening for Chinese immigrants, foreign workers and foreign students coming into Singapore.  From June, 1996, to present, Mr. Lian has been a director of JAS Employment Agency Pte., Ltd., a Singapore corporation, which facilitates the influx of foreign workers and immigrants applying for work and residence in Singapore. From June, 2004, to present, Mr. Lian has been a director of JAS Plastic Industries Pte., Ltd., a Singapore corporation, which is involved in recycling waste plastics from corporations around the world into useful products.  From September, 2005, to present, Mr. Lian has been a director of JAS Marketing Pte., Ltd., a Singapore corporation, which provides business consulting concentrating on establishing trading ties with other companies, cooperation and consensus with fellow partners in the industry and identifying market threats and opportunities. From June, 2003, to present, Mr. Lian has been a director of JAS Technology Pte., Ltd., a Singapore corporation, which is in the business of remote video surveillance for world-wide locations through Wi-Fi and GPRS, as well as providing spare marine hardware for commercial and pleasure users of the sea.  From January, 2007, to present, Mr. Lian has been a director of JASTROL Pte., Ltd., a Singapore corporation, which functions as a gold bullion broker, dealer and also as a goldsmith in Singapore.

Mr. Cher Kian (Alan) Goh (age 48) is currently our Secretary and a director of the Company.  From mid 2008 to present, Mr. Alan Goh has been the sole proprietor of Majestic Resources, which is based in Singapore and provides labor outsourcing services that recruits foreign workers to Singapore.  From 2007 to mid 2008, Mr. Alan Goh was the manager of EZY Employment Agency Pte. Ltd., which is based in Singapore, where he managed the recruitment, training and immigration processing of workers in the Food & Beverage Industry, cleaning services and construction industry to Singapore as well as the return to their home country.  From 2006 to 2007, Mr. Alan Goh was the assistant operations manager of Kardin Wan Shen Logistics, which is based in Singapore, where he gained valuable experience and knowledge in freight forwarding and other logistical operations.  From 2003 to 2006, Mr. Alan Goh was a manager at PT. Pasifik Indo Mulia, an Indonesian trading company involved in importing electrical and electrical appliances from various asian countries into Indonesia.  From 1983 to 2003, Mr. Alan Goh worked in his family business named Bina Bharama Trading Pte. Ltd., a Singapore company involved in recycling of waste plastics into resins and the sale of such resins to plastic manufacturers, where he gained valuable knowledge of the recycling business and negotiating skills.  Mr. Alan Goh is not an officer or director of any other reporting issuer.

Mr. William Goh Han Tiang (age 38) is currently our Treasurer and a director of the Company.  Mr. William Goh has been a business development director of One Equity (Singapore) Pte. Ltd. since February 2006, which is engaged in business development to prospect for mergers and acquisitions and initial public offerings in Asia and the Middle East.  From April 2005 to present, Mr. Goh has been the Team Head of Relationship Management for Orix Leasing Singapore Ltd., which is engaged in business development to prospect for new asset financing business in Asia.  From May 2003 to April 2005, Mr. Goh was the Assistant Vice President of Advisory Banking for DBS Bank where Mr. Goh spearheaded business development efforts in the food 7 beverage, textiles and consumer products industries in Asia.  Mr. Goh is an experienced banker of 11 years, having held positions at Sakura Bank, Chase Manhattan Bank, United Overseas Bank and Development Banks of Singapore since 1995.  During this period, Mr. William Goh has accumulated a wealth of experience in the areas of credit, corporate banking to advisory banking, and facilitating clients operating businesses in China.  Mr. William Goh graduated from the National University of Singapore (NUS), in 1995 with a Bachelor of Business Degree (Merit).  Mr. Goh is not an officer or director of any reporting issuer.

Mr. Ratner Vellu (age 43) is currently a director of the Company.  In addition, Mr. Vellu is currently a proprietor of M/s Ratner Associates (Advocates & Solicitors) (2000 to present), specializing in finance, insurance and corporate law. Mr. Vellu has advised Singapore based clients on establishing a joint venture  projects in India and China.  Mr. Vellu received his Bachelor of Laws (Honors) from the University of London in 1994 and is a Barrister-At-Law of Gray’s Inn (1995), an Advocate and Solicitor of the Supreme Court of Singapore (1997) and a Commissioner for Oaths (2008).  Mr. Vellu is not an officer or director of any reporting issuer.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2009, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis other than the following:

Mr. Cher Kian (Alan) Goh failed to timely file his Form 3 within 10 days of January 15, 2009 with respect to his acquisition of the control block of the Company.  However, Mr. Goh filed his Form 3 on January 26, 2009.  In addition, Mr. Goh failed to timely file his Form 4 within 2 days of August 6, 2009 with respect to his cancellation of 24,000,000 shares.  Mr. Goh filed his Form 4 on August 26, 2009.  Furthermore, Mr. Goh failed to timely file his Form 4 within 2 days of August 31, 2009 with respect to the grant of stock options.  Mr. Goh filed his Form 4 on September 14, 2009.

Mr. Van Clayton A. Pagaduan failed to timely file his Form 4 within 2 days of January 15, 2009 with respect to his sale of the control block of the Company.  Mr. Pagaduan filed his Form 4 on February 10, 2009.

Mr. Johnny Lian Tian Yong failed to timely file his Form 3 within 10 days of August 6, 2009 with respect to his appointment as an officer of the Company and receipt of shares due to the closing of the Exchange agreement.  Mr. Lian filed his Form 3 on August 25, 2009.  In addition, Mr. Lian failed to timely file his Form 4 within 2 days of August 31, 2009 with respect to the grant of stock options.  Mr. Lian filed his Form 4 on September 14, 2009.

Mr. William Goh failed to timely file his Form 3 within 10 days of August 6, 2009 with respect to his appointment as an officer of the Company.  Mr. Goh filed his Form 3 on August 27, 2009.  In addition, Mr. Goh failed to timely file his Form 4 within 2 days of August 31, 2009 with respect to the grant of stock options.  Mr. Goh filed his Form 4 on September 25, 2009.

Mr. Ratner Vellu failed to timely file his Form 3 within 10 days of August 6, 2009 with respect to his indirect receipt of shares through Ternes Capital Ltd. due to the closing of the Exchange agreement.  Mr. Vellu filed his Form 3 on August 24, 2009.  In addition, Mr. Vellu failed to timely file his Form 4 within 2 days of August 31, 2009 with respect to the grant of stock options.  Mr. Vellu filed his Form 4 on September 25, 2009.

OneMedia Limited failed to timely file its Form 3 within 10 days of August 6, 2009, with respect to its acquisition of greater than 10% of the Company’s issued and outstanding shares of common stock due to the closing of the Exchange Agreement.  OneMedia Limited filed its Form 3 on October 19, 2009.

Code of Ethics

As of July 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee.  The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting.  In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

The Company intends to adopt an audit committee in the future.

Nomination Committee

At the present time, the Company does not have a nomination committee.  The Company intends to adopt a nomination committee in the future.

When evaluating director nominees, our directors consider the following factors:

•	the appropriate size of our Board of Directors;
•	our needs with respect to the particular talents and experience of our directors;
•
the knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	experience in political affairs;
•	experience with accounting rules and practices; and
•	the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience.  In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders.  In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service.  Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination.  If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above.  Current members of the Board are polled for suggestions as to individuals meeting the criteria described above.  The Board may also engage in research to identify qualified individuals.  To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.  The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed July 31, 2009, and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Cher Kian (Alan) Goh(1)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, CEO, CFO, Secretary, Treasurer & Director
Van Clayton A. Pagaduan(2)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CFO, Secretary, Treasurer & Director
Clifford Belgica	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former President, CEO & Director	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Denver Melchor	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CFO, Secretary, Treasurer & Director	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)
Mr. Alan Goh was appointed President, CEO, CFO, Secretary, Treasurer and a director of the Company effective January 15, 2009.  Subsequent to our fiscal year ended July 31, 2009, on August 6, 2009, Mr. Alan Goh resigned as our President, CEO, CFO and Treasurer.  See “Item 1. Business – Subsequent Events” for details of Mr. Alan Goh’s resignation on August 6, 2009.

(2)	Mr. Van Clayton A. Pagaduan was appointed as our President, Secretary, Treasurer, CFO and a director on Sept. 9, 2008 and resigned from all such positions on January 15, 2009.
(3)	Mr. Clifford Belgica resigned as our President, CEO and a director on September 9, 2008.
(4)	Mr. Denver Melchor resigned as our Secretary, Treasurer, CFO and a director on September 9, 2008.

Narrative Disclosure to the Summary Compensation Table

As at July 31, 2009, we did not pay any compensation to our Named Executive Officers.  However, we reserve the right to compensate our Named Executive Officers in the future with cash, stock, options, or some combination of the foregoing.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2009 Stock Option and Incentive Plan which was adopted after the Company’s fiscal year ended July 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

We did not issue any stock options or equity incentive plan awards to our Named Executive Officers as of the end of the Company’s fiscal year ended July 31, 2009.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2009 Stock Option and Incentive Plan which was adopted after the Company’s fiscal year ended July 31, 2009.

Retirement Benefits and Change of Control

Not applicable.

Director Compensation

The following table discloses the compensation of the directors of the Company for the Company’s fiscal year ended July 31, 2009 (unless already disclosed above):

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cher Kian (Alan) Goh(1)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Van Clayton A. Pagaduan(2)	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.	See Above.
Notes:
(1)
Mr. Alan Goh was appointed President, CEO, CFO, Secretary, Treasurer and a director of the Company effective January 15, 2009.  Subsequent to our fiscal year ended July 31, 2009, on August 6, 2009, Mr. Alan Goh resigned as our President, CEO, CFO and Treasurer.  See “Item 1. Business – Subsequent Events” for details of Mr. Alan Goh’s resignation on August 6, 2009.

(2)	Mr. Van Clayton A. Pagaduan resigned as our President, CFO, Secretary, Treasurer and director on January 15, 2009.

Narrative Disclosure to the Director Compensation Table

As at July 31, 2009, we did not pay any compensation to our directors.  However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the foregoing.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” for details of the Company’s 2009 Stock Option and Incentive Plan which was adopted after the Company’s fiscal year ended July 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of October 15, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of common stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 47,294,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of common stock
Johnny Lian Tian Yong	President, CEO, Chairman & Director	7,400,000(2)	15.6%
		Direct
Cher Kian (Alan) Goh	Secretary & Director (former President, CEO, CFO and Treasurer)	2,480,000(3)	5.2%
		Direct
William Goh Han Tiang	Treasurer & Director	200,000(4)	( *)
		Direct
Ratner Vellu	Director	7,400,000(5)	15.6%
		Direct and Indirect
OneMedia Limited	10% shareholder	9,600,000	20.3%
		Direct
Directors and Officers as a group (4 persons)		17,480,000(6)	36.4%
Notes:
(*)           Indicates less than 1%.
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)
This figure includes 7,200,000 shares of common stock held directly by Mr. Johnny Lian Tian Yong and 100,000 stock options which have already vested and 100,000 stock options which will vest within 60 days of the Determination Date.

(3)
This figure includes 2,400,000 shares of common stock held directly by Mr. Alan Goh and 40,000 stock options which have already vested and 40,000 stock options which will vest within 60 days of the Determination Date.

(4)	This figure includes 100,000 stock options which have already vested and 100,000 stock options which will vest within 60 days of the Determination Date.
(5)
This figure includes 7,200,000 shares held indirectly by Mr. Ratner Vellu through Ternes Capital Ltd. and 100,000 stock options which have already vested and 100,000 stock options which will vest within 60 days of the Determination Date.

(6)
This figure includes 16,800,000 shares owned directly or indirectly by directors and executive officers of the Company as well as 340,000 stock options with have already vested and 340,000 stock options which will vest within 60 days of the Determination Date.

Securities Authorized for Issuance Under Equity Compensation Plans

On August 31, 2009, our Board of Directors unanimously approved and granted in aggregate 1,900,000 stock options to certain directors, officers and consultants of the Company having an exercise price of $2.22 per share and an expiry date of five years from the date of grant.  These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on September 30, 2009.

The following table below sets forth the stock options awarded to the Company’s current directors and officers on August 31, 2009:

Name	Number of Stock Options
Johnny Lian Tian Yong (President, CEO & Director)	500,000
Alan Goh (Secretary & Director)	200,000
Ratner Vellu (Director)	500,000
William Goh (Treasurer & Director)	500,000

See “Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Securities Authorized for Issuance Under Equity Compensation Plans” above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended July 31, 2009, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest except as follows:

Mr. Johnny Lian Tian Yong received 7,200,000 shares of our common stock due to the closing of the Share Exchange Agreement between the Company, TM Mauritius and the three shareholders of TM Mauritius.

In addition, Mr. Ratner Vellu is a director and shareholder of Ternes Capital Ltd., which received 7,200,000 shares of our common stock due to the closing of the Share Exchange Agreement between the Company, TM Mauritius and the three shareholders of TM Mauritius.

See “Item 1. Business – Our Business” and “Item 1. Business – Subsequent Events” above for details of the Share Exchange Agreement.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently have one of our four directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of our annual financial statements for the years ended July 31, 2009, and 2008.

Financial Statements for Year Ended July 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2009	$11,723	$Nil	$Nil	$Nil
2008	$5,000	$Nil	$Nil	$Nil
Notes:
(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.
(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended.
3.2(1)	Bylaws, as amended.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on January 28, 2009, and which was effective February 17, 2009.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on January 28, 2009, and which was effective February 17, 2009.
10.1(3)	Stock Purchase Agreement, dated as of December 29, 2008, by and between Mr. Van Clayton A. Pagaduan and Mr. Cher Kian (Alan) Goh.
10.2(4)	Letter of Intent between TechMedia Advertising, Inc. and TechMedia Advertising Mauritius, dated March 13, 2009
10.3(5)	Share Exchange Agreement, dated July 27, 2009, among the Company, TM Mauritius and all the shareholders of TM Mauritius
10.4(5)	Letter Agreement, dated July 30, 2009, among Mr. Alan Goh and the Company.
10.5(6)	Summary of Terms of Investment among TechMedia Advertising Singapore Pte. Ltd. and Peacock Media Ltd., dated December 19, 2008.
10.6(6)	Assignment from TechMedia Advertising Singapore Pte. Ltd. to TechMedia Advertising Mauritius, dated June 15, 2009.
21.1	List of Subsidiaries

Exhibit No.	Description of Exhibit
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1(7)	2009 Stock Option and Incentive Plan dated August 31, 2009.

Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on November 11, 2007, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on February 20, 2009, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on December 31, 2008, and incorporated herein by reference.
(4)	Previously filed on Form 10-Q with the SEC via EDGAR on March 17, 2009, and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on July 31, 2009, and incorporated herein by reference.
(6)	Previously filed on Form 8-K/A with the SEC via EDGAR on August 12, 2009, and incorporated herein by reference.
(7)	Previously filed on Form 8-K with the SEC via EDGAR on September 10, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of October, 2009.

TECHMEDIA ADVERTISING, INC. (Registrant)
By: /s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Johnny Lian Tian Yong	President, CEO, Chairman &Director	October 19, 2009
Johnny Lian Tian Yong	Director

/s/ Cher Kian Goh	Secretary & Director	October 19, 2009
Cher Kian (Alan) Goh

/s/ William Goh Han Tiang	Treasurer & Director	October 19, 2009
William Goh Han Tiang

/s/ Ratner Vellu	Director	October 19, 2009
Ratner Vellu

EXHIBIT INDEX

Exhibit #		Page#

21.1	List of Subsidiaries	29

31.1	Certificate pursuant to Rule 13a-14(a)	30

31.2	Certificate pursuant to Rule 13a-14(a)	32

32.1	Certificate pursuant to 18 U.S.C. Section 1350	34

32.2	Certificate pursuant to 18 U.S.C. Section 1350	35