Form 10-Q
period 2009-10-31
TechMedia Advertising, Inc.
filed 2009-12-15
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                        to

Commission File Number :          000-52945

TECHMEDIA ADVERTISING, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 62 Upper Cross Street, #04-01 Singapore (Address of principal executive offices)	058353 (Zip Code)

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
☐ Yes           ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  47,294,000 shares of $0.001 par value common stock as of December 11, 2009.

USE OF NAMES

In this quarterly report, the terms “TechMedia,” “Company,” “we,” or “our,” unless the context otherwise requires, mean TechMedia Advertising, Inc. and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;
•	competitive factors;
•	the operation of our business; and
•	general economic conditions in the United States and India.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2009, are not necessarily indicative of the results that can be expected for the full year.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF OCTOBER 31, 2009, AND JULY 31, 2008
(Unaudited)

	As of	As of
	October 31,	July 31,
	2009	2009

ASSETS
Current Assets:
Cash and cash equivalents	$2,206,074	$2,784,198
Accounts receivable - Related Parties
Note receivable	-	350,000
Advance	85,000	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,000	436,545
Prepaid consulting fees and rent expense	106,874	93,808
Total current assets	2,397,948	3,314,551
Property and Equipment:
Computer equipment and peripherals	7,445	3,000
	7,445	3,000
Less - Accumulated depreciation and amortization	(1,494)	(750)
Net property and equipment	5,951	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$2,410,616	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$19,191	$3,658
Accrued liabilities	53,067	20,529
Due to Director and stockholder	19,475	500
Total current liabilities	91,733	24,687
Total liabilities	91,733	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share;
1,100,000,000 shares authorized; 47,294,000 and 44,919,000
shares issued and outstanding in October 2009, and
July 2009, respectively	47,294	44,919
Additional paid-in capital	3,520,636	1,234,006
Common stock subscribed	-	2,275,000
Accumulated other comprehensive (loss)	(746)	-
(Deficit) accumulated during the development stage	(1,248,301)	(248,811)
Total stockholders' equity	2,318,883	3,305,114
Total Liabilities and Stockholders' Equity	$2,410,616	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception
Revenues	$-	$-	$-
Expenses:
General and administrative-
Stock-based compensation	584,592	-	584,592
Legal and accounting fees	132,672	1,500	135,222
Management fee	195,018	374	198,094
Consulting fee	100,058	-	100,058
Salary	66,006	-	66,006
Travel	62,235	-	62,235
Professional fee	28,695	-	28,695
Office supplies & expenses	30,917	-	31,071
Others	21,873	-	29,349
Office rent	11,581	672	11,581
Depreciation and amortization	738	425	738
Advertising fee	660	-	660
Total general and administrative expenses	1,235,045	2,971	1,248,301
(Loss) from Operations	(1,235,045)	(2,971)	(1,248,301)
Other Income (Expense)	-	-	-
Provision for Income Taxes	-	-	-
Net (Loss)	$(1,235,045)	$(2,971)	$(1,248,301)
Comprehensive (Loss):
Foreign currency translation	(268)	-	(746)
Total Comprensive (Loss)	$(1,235,313)	$(2,971)	$(1,249,047)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	46,970,902	1,960,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception

Operating Activities:
Net (loss)	$(1,235,045)	$(13,528)	$(1,248,301)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock-based compensation	584,592	-	584,592
Depreciation and amortization	744	283	1,494
Consulting services paid by the issuance of common stock	16,667	-	16,667
Changes in assets and liabilities-
Accounts receivable	11,256	-	(85,000)
Prepaid consulting fees and rent	70,267	499	(23,541)
Accounts payable - Trade	9,753	75	19,191
Accrued liabilities	30,356	(1,750)	53,067
Net Cash (Used in) Operating Activities	(511,410)	(14,421)	(681,831)
Investing Activities:
Website development costs	-	(5,100)	-
Excess of purchase price over fair value of assets acquired	-	-	(6,717)
Purchase of computers and peripherals	(229)	-	(7,445)
Net Cash (Used in) Investing Activities	(229)	(5,100)	(14,162)
Financing Activities:
Issuance of common stock for cash	2,095,488	-	3,245,763
Payment of finder's fee	(227,500)	-	(362,425)
Common stock subscribed	(2,275,000)	-	-
Due to Director and stockholder	(8,868)	-	19,475
Net Cash (Used in) Provided by Financing Activities	(415,880)	-	2,902,813
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(746)	-	(746)
Net (Decrease) Increase in Cash and Cash Equivalents	(928,265)	(19,521)	2,206,074
Cash and Cash Equivalents - Beginning of Period	3,134,339	38,131	-
Cash and Cash Equivalents - End of Period	$2,206,074	$18,610	$2,206,074

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

In January 2009, the former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of the $14,600 debt. The amount of forgiven debt of the repayment of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of July 31, 2009.

On September 17, 2009, the Company issued 100,000 shares to a consulting company for certain financial advisory and research services which will be performed in one year period.  The services were valued at $100,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

 (1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

TechMedia Advertising, Inc. (formerly “Ultra Care, Inc.”) (“TechMedia” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated on January 30, 2007.  The original business plan of the Company was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  The Company adopted a new business plan in 2009.  The new business plan of the Company entails the entry into the streaming digital media advertising business in India through an operating entity established in that country.  The accompanying consolidated financial statements of were prepared from the accounts of the Company and its wholly owned subsidiaries under the accrual basis of accounting.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

Subsequent to the closing of the Exchange Agreement, the business of the Company is conducted through its subsidiary, TM Mauritius, which is pursuing its advertising business plan through a new joint venture company in India, as well as through TM India.

On June 15, 2009, TM Mauritius was assigned TechMedia Advertising Singapore Pte. Ltd.’s rights and obligations under the Summary of Terms of Investment with respect to a joint venture arrangement for operating the business of installing, commissioning, maintaining and commercializing mobile digital advertising platforms in public commuter transports such as buses and trains in India (the “JV Business”), which was entered into between TechMedia Advertising Singapore Pte. Ltd., a company incorporated under the laws of Singapore, and Peacock Media Ltd. (“PML”), a company incorporated under the laws of India, on December 19, 2008.

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with PML. In accordance with the JV Agreement, TM Mauritius and PML will form a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%. The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”). The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

   Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X of the Securities and Exchange Commission.  They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2009, included in Orient Paper’s Annual Report on Form 10-K filed on October 20, 2009, with the SEC.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the three months ended October 31, 2009, and 2008.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of October 31, 2009, and July 31, 2009, the Company had not incurred any deferred offering costs.

   Deferred Acquisition Costs

The Company defers as other assets the direct incremental costs of acquiring a company until such time as the acquisition is completed.  At the time of the completion of the acquisition, the costs are charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs are charged to operations during the period in which the agreement is terminated.  As of October 31, 2009, and July 31, 2009, the Company recorded $0 and $13,000 of deferred acquisition costs, respectively.

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

   Concentration of Risk

As of October 31, 2009, and July 31, 2009, the Company maintained its cash accounts at two commercial banks.  The balance in each account was subject to FDIC coverage up to $250,000.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of October 31, 2009, and July 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

   Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying consolidated financial statements as general and administrative expenses, and are expensed as incurred.

    Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital or operating leases.  Asset recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the three months periods ended October 31, 2009, the review and evaluation of subsequent events for proper accrual and disclosure was completed through December 15, 2009, which was the date the consolidated financial statements were available to be issued.

   Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of October 31, 2009, and July 31, 2009, and expenses for the three months ended October 31, 2009, and 2008, and cumulative from inception.  Actual results could differ from those estimates made by management.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
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

During the period from January 30, 2007, through October 31, 2009, the Company was organized and incorporated, conducted various capital formation activities through the sale of its common stock, completed a software development activity, and entered into an Exchange Agreement for the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius.  On November 7, 2007, the Company filed a Registration Statement on Form SB-2 with the SEC to register 16,720,000 shares (post forward stock split) of its common stock for selling stockholders.  The Registration Statement was declared effective by the SEC on November 30, 2007.  The Company will not receive any of the proceeds of this registration activity once the shares of common stock are sold.  The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to further conduct its operations.

While management of the Company believes that the Company will be successful in its planned operating activities under its new business plan, there can be no assurance that it will be successful in the development of its planned advertising services such that it will generate sufficient revenues to earn a profit or sustain its operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of October 31, 2009, and July 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

On August 6, 2009, and in accordance with the Exchange Agreement, Mr. Alan Goh, the current President, CEO, CFO, Secretary and Treasurer and a Director, resigned as the Company’s President, CEO, CFO and Treasurer (remaining as the Secretary and a Director) and Mr. Johnny Lian Tian Yong was appointed as the President, CEO, Chairman and a director of the Company.  Mr. Ratner Vellu was also appointed as a Director of the Company, and Mr. William Goh Han Tiang was appointed as the Treasurer and a Director of the Company.  However, the appointment of Messrs. Johnny Lian Tian Yong, Ratner Vellu and William Goh Han Tiang as Directors of the Company, will not become effective until August 14, 2009, which is 10 days after the filing date of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission and the transmission of notification to all shareholders of record of common stock of the Company who would be entitled to vote at a meeting for election of Directors.

(4)             Loan from Related Party

As of October 31, 2009, a loan from an individual who is an employee of a subsidiary of the Company amounted to $19,475 (October 31, 2008 - $0). The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

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

Effective February 17, 2009, the Company completed a twenty-two (22) for one (1) forward stock split of its authorized, issued, and outstanding common stock.  As a result, the authorized capital of the Company has increased from 50,000,000 shares of common stock with a par value of $0.001 to 1,100,000,000 shares of common stock with a par value of $0.001, and correspondingly, its issued and outstanding capital increased from 1,960,000 shares of common stock to 43,120,000 shares of common stock.  The accompanying consolidated financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

On August 12, 2009, the Company issued 2,275,000 shares of common stock to 37 individuals due to the closing of private placement at $1.00 per unit for total gross proceeds of $2,275,000.  Each unit consists of one share of common stock of the Company, and one-half of one share purchase warrant, with each whole warrant entitling the holder to purchase one additional share of the Company’s common stock at $2.00 per warrant share until two years from the date of issuance of the share purchase warrants.  The Company paid a finder’s fee of $227,500 to an unrelated third party.

On September 17, 2009, the Company issued 100,000 shares to Emissary Capital Group, LLC (“Emissary Capital”) in accordance with the terms of the Financial Advisory Agreement, dated September 2, 2009, entered into between the Company and Emissary Capital.  Emissary Capital will provide certain financial advisory and research services for the Company.  The fair value of the services was valued at $100,000.

As of October 31, 2009, there were 47,294,000 shares of common stock issued and outstanding.

(6)            Common Stock Options

On August 31, 2009, the Board of Directors unanimously approved and adopted a stock option and incentive plan (the “2009 Stock Option and Incentive Plan”). The purpose of the 2009 Stock Option and Incentive Plan is to advance the directors’ interests and the shareholders’ interests by affording the Company’s key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the 2009 Stock Option and Incentive Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any director, officer, employee, consultant or advisor of the Company.

On August 31, 2009, the Board of Directors unanimously approved and granted in aggregate 1,900,000 stock options to certain directors, officers and consultants of the Company having an exercise price of $2.22 per share and an expiry date of five years from the date of grant. These stock options have vesting provisions of 10% on the date of grant and 10% on the last day of each month thereafter beginning on September 30, 2009.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	October 31, 2009	October 31, 2008
Five Year Risk Free Interest Rate	1.33%	-
Dividend Yield	0.00%	-
Volatility	71.50%	-
Average Expected Term (Years to Exercise)	5	-

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

A summary of the status of options granted as of October 31, 2009 is as follows:

	For The Period Ended October 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2009	1,900,000	$2.22
Exercisable at October 31, 2009	570,000	$2.22

A summary of the status of options outstanding as of October 31, 2009 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.22	1,330,000	4.83	$2.22	570,000	$2.22

The aggregate intrinsic value of stock options outstanding and exercisable as of October 31, 2009 totaled $17,100.  The weighted average grant date fair value of options granted during the three months ended October 31, 2009 was $1.0256.  The fair value of options vested during the period ended October 31, 2009 totaled $584,592

(7)            Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2009, and 2008, was as follows (using a 15 percent effective Federal income tax rate):

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

	October 31,
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$185,107	$446
Change in valuation allowance	(185,107)	(446)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2009, and July 31, 2009, as follows:

	As of	As of
	October 31,	July 31,
	2009	2009
Loss carryforwards	$187,245	$37,322
Less - Valuation allowance	(187,245)	(37,322)
Total net deferred tax assets	$-	$-

As of October 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,248,301 (July 31, 2009 - $248,811) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(8)             Related Party Transactions

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

As described in Note 4, as of October 31, 2009, the Company owed $0 (October 31, 2008 - $14,600) to an individual who is a former Director, president, and stockholder of the Company.  The loan was provided for working capital purposes; and was unsecured, non-interest bearing, and had no terms for repayment.  In January 2009, the former Director, president, and stockholder of the Company waived this loan and forgave the Company of the $14,600 debt.

On April 27, 2009, the Company and TM India signed a loan agreement.  TechMedia agreed to loan to TM India the principle amount of up to $1,000,000 for the purpose of financing the company with such funds being used to equip buses in India under the business arrangement between the company and Peacock Media Ltd.  The loan is bearing an annual interest rate at 3 percent and will be due and payable one year from the date of agreement.  On August 6, the Company becomes the owner of TM India through TM Mauritius, such loan were treated as an inter-corporate loan.  As of October 31, 2009, TechMedia had transferred $350,000 to TM India.

The Company also loaned to TechMedia Advertising Singapore Pte. Ltd., a related party entity, the amount of $85,000 for working capital purposes.  This loan is unsecured, non-interest bearing, and has no terms for repayment.

On October 22, 2009, the Company entered into a Corporate Consulting Services Agreement with Johnny Lian Tian Yong having an effective date of September 1, 2009, whereby Mr. Lian will act as the President and CEO of the Company, assist the Company with establishing and maintaining proper internal financial controls and procedures, provide managerial advice and assist the Company with its management and business operations, policy development and reporting requirements for a term of two years ending September 1, 2011 in exchange for the Company paying Mr. Lian US$12,000 per month payable on the last day of each month.

In addition, on October 22, 2009, the Company entered into a Corporate Consulting Services Agreement with William Goh Han Tiang having an effective date of September 1, 2009, whereby Mr. Goh will act as the Company’s Treasurer, assist the Company’s President, CEO and principal accounting officer with establishing and maintaining proper internal financial controls and procedures, provide managerial advice and assist the Company with its management and business operations, policy development and reporting requirements for a term of two years ending September 1, 2011 in exchange for the Company paying Mr. Goh US$8,000 per month payable on the last day of each month.

Furthermore, on October 22, 2009, the Company entered into a Consulting Services Agreement with Ratner Vellu having an effective date of September 1, 2009, whereby Mr. Vellu will assist the Company in its business development and provide consulting services to the Company in the areas of corporate finance and development strategy for a term of two years ending September 1, 2011 in exchange for the Company paying Mr. Vellu US$8,000 per month payable on the last day of each month.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

On November 30, 2009, the Company entered into a Corporate Consulting Services Agreement with Cher (Alan) Kian Goh having an effective date of October 1, 2009, whereby Mr. Alan Goh will act as the Secretary of the Company and will provide various consulting services to the Company as the Company’s board of directors reasonably requests for a term of two years ending October 1, 2011, in exchange for the Company paying Mr. Alan Goh US$3,500 per month payable on the last day of each month.

(9)            Commitments and Contingencies

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

On September 17, 2009, the Company issued 100,000 shares to Emissary Capital in accordance with the terms of the Financial Advisory Agreement, dated September 2, 2009, entered into between the Company and Emissary Capital.  Emissary Capital will provide certain financial advisory and research services for the Company.  The fair value of the services was valued at $100,000.

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with PML. In accordance with the JV Agreement, TM Mauritius and PML will form a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%. The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”). The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

Under the JV Agreement, PML will assign to the JV Company the exclusive rights to use the license to operate the Business on 10,392 long distance buses within the Tamil Nadu State, where PML has a 5 year exclusive license. The initial Board of Directors of the JV Company will be comprised of two nominees from PML, Messrs. Sandeep Chawla and Kuljit Suri, and three nominees from TMM, Messrs. Johnny Lian, Ratner Vellu and William Goh. The Company will on a commercially reasonable best effort basis raise up to US$25,000,000 which it anticipates lending in certain tranches through TMM to the JV Company over the first 5 years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business. Out of the US$25,000,000, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs. During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009 and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius. Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of the JV Company may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the JV Company available to satisfy the required working capital.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

(10)         Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”).  SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 requires:

-	disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
-	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
-	disclosure of information about credit-risk-related contingent features; and
-	cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
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

On May 22, 2009, the FASB issued FASB Statement No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” (“SFAS No. 164”).  Statement 164 is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009, AND 2008
(Unaudited)

(11)         Subsequent Events

On November 26, 2009, TechMedia Advertising, Inc. (the “Company”) entered into a Funding Equity Agreement (the “FEA”) with Excel Financial Services Inc. (“EFS”) whereby EFS will act as the syndicator for the Company for funding of an initial amount of US$2,000,000, with an option to increase such funding up to US$10,000,000, on or before January 22, 2010, (the “Closing Date”), by way of the Company issuing a convertible debenture and/or share purchase warrants (the “Debenture”) to EFS, which Debenture shall be convertible into fully paid and non-assessable voting and equity shares of the Company at prevailing market conditions and the discounted price of the Company’s shares at the time of conversion.

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

On July 27, 2009, we entered into a share exchange agreement (the “Exchange Agreement”) with TechMedia Advertising Mauritius (“TM Mauritius”), a company organized under the laws of Mauritius, and the shareholders of TM Mauritius, whereby on August 6, 2009, the Company acquired all of the issued and outstanding shares in the capital of TM Mauritius in exchange for issuing 24,000,000 (post forward stock split) shares of common stock of the Company (which 24,000,000 shares of common stock constituted in aggregate 53.4% of the issued and outstanding shares of common stock of the Company as of such date).  TM Mauritius is the sole shareholder of TechMedia Advertising (India) Private Limited (“TM India”), a company organized under the laws of India, which is engaged in the development stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations, which locations range from transportation vehicles, commercial buildings, supermarkets and restaurants, by partnering with media space owners.

The foregoing description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, which was filed as Exhibit 10.1 to the initial Form 8-K on July 31, 2009, and which is incorporated herein by reference.

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

The foregoing description of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the Letter Agreement, which was filed as Exhibit 10.2 to the initial Form 8-K on July 31, 2009, and which is incorporated herein by reference.

The table below illustrates the corporate structure of the Company as a result of the completion of the Exchange Agreement:

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with Peacock Media Ltd. (“PML”), an India corporation.

In accordance with the JV Agreement, TM Mauritius and PML will form a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%.  The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”).  The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

Under the JV Agreement, PML will assign to the JV Company the exclusive rights to use the license to operate the Business on 10,392 long distance buses within the Tamil Nadu State, where PML has a five year exclusive license.  The initial Board of Directors of the JV Company will be comprised of two nominees from PML, Messrs. Sandeep Chawla and Kuljit Suri, two nominees from TM Mauritius, Messrs. Ratner Vellu and William Goh and one nominee from the Company, Mr. Johnny Lian.

The Company will on a commercially reasonable best effort basis raise up to US$25,000,000 which it anticipates lending in certain tranches through TM Mauritius to the JV Company over the first five years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business.  Out of the US$25,000,000, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs.  During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009, and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius.  Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of the JV Company may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the JV Company available to satisfy the required working capital.

The Company will provide management knowledge and skills to manage the operations of the JV Company while PML will ensure the technical platforms operate smoothly as PML is responsible for the maintenance of the technical platforms and ensuring they remain in good working order at all times.

Upon the JV Company reaching profitability, the profits will be used to pay its five directors collectively a management fee equivalent to 10% of the gross profit per quarter subject to a minimum annual fee of US$2,000,000 for the first year, which shall be shared equally among the directors, and the repayment of any TM Mauritius loans, and any remaining profit will be distributed to TM Mauritius and PML as a dividend on the basis of TM Mauritius receiving 85% and PML receiving 15%.

The foregoing description of the JV Agreement does not purport to be complete and is qualified in its entirety by reference to the JV Agreement, which was attached  as Exhibit 10.1 to the Company’s Form 8-K filed on October 26, 2009, and which is incorporated herein by reference.

Plan of Operations

We intend to focus on outdoor advertising and over the next few years, our focus is expected to be in market consolidation, forming key alliances in outdoor advertising in India.  The business of the Company will be conducted through its subsidiary, TM Mauritius, which intends to conduct its business through the JV Company in India as well as through TM India.

Subsequent to entering into a joint venture with PML, we intend to raise funds to equip the buses and trains with our mobile digital advertising platforms.  We intend to cooperate closely with PML to secure further opportunities to expand our network in order to allow us to advertise to a larger audience.

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

As at October 31, 2009, the Company had current assets of $2,397,948, including cash resources of $2,206,074 and current liabilities of $91,733 providing the Company with a positive working capital of $2,306,215, compared with a positive working capital of $3,289,864 for the year ended July 31, 2009.

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

During the three-month period ended October 31, 2009, we raised proceeds from the sale of our securities as follows:

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

On November 26, 2009, the Company entered into a Funding Equity Agreement (the “FEA”) with Excel Financial Services Inc. (“EFS”) whereby EFS will act as the syndicator for the Company for funding of an initial amount of US$2,000,000, with an option to increase such funding up to US$10,000,000, on or before January 22, 2010 (the “Closing Date”), by way of the Company issuing a convertible debenture and/or share purchase warrants (the “Debenture”) to EFS, which Debenture shall be convertible into fully paid and non-assessable voting and equity shares of the Company at prevailing market conditions and the discounted price of the Company’s shares at the time of conversion.  The funding arrangement will be on a private placement basis.

The Debenture, which still needs to be negotiated and prepared, shall:

(1)	have a maximum term of not more than five (5) years from the Closing Date;

(2)	yield an annual equity return of no less than fifteen percent (15%); and

(3)	be convertible:

(a)	in whole or in part, upon written notice from EFS to the Company; or

(b)
automatically without notice for the full outstanding amount (including interest) in the event of: (i) default by the Company under the terms of the Debenture; (ii) immediately prior to any change or acquisition of control of the Company; (iii) the sale of all or substantially all of the assets of the Company.

In accordance with the terms of the FEA, the Company is required to pay EFS: (1) a good faith deposit of US$100,000, which good faith deposit shall be refunded to the Company on the Closing Date; and (2) legal and other closing costs in the amount of EURO88,180.00 which amount is not refundable.  In addition, the Company is required to pay EFS a closing fee of 4% on any investment funds provided to the Company by EFS.

The Company has agreed that it will not, directly or indirectly, until November 26, 2014, solicit or attempt to solicit investments from any associates of EFS disclosed to the Company in writing prior to the Closing Date or termination of the FEA (the “Restrictive Covenant”).

Closing of the FEA is conditional on (among other conditions precedent): (1) the parties mutually agreeing on the final documentation of the Debenture; (2) completion of a feasibility study report and due diligence by EFS; and (3) satisfactory evidence that the transaction qualifies as a “private placement”.

In the event that the parties fail to mutually agree in good faith on the final documentation of the Debenture by January 22, 2010, the FEA shall automatically terminate without notice or penalty except that: (1) the Company shall indemnify and hold harmless EFS from any claims or obligations that could arise in connection with the FEA and Debenture; and (2) the Restrictive Covenant of the Company shall survive termination.

The FEA is governed by and construed in accordance with the laws of the Province of Quebec and the federal laws of Canada applicable therein and the parties have agreed to submit to the exclusive jurisdiction of the courts of the Province of Quebec in the district of Montreal.

The foregoing description of the FEA does not purport to be complete and is qualified in its entirety by reference to the FEA, which was attached as Exhibit 10.1 to the Company’s Form 8-K filed on November 30, 2009, and which is incorporated herein by reference.

Results of Operation

We have not generated any revenues to date from our operations.

Stock-based compensation:  Stock-based compensation expenses were $584,592 and nil for the three months ended October 31, 2009 and 2008, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended October 31, 2009.

Management fees:  Management expenses were $195,018 and $374 for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $100,058 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Salary:  Salary expenses were $66,006 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Travel:  Travel expenses were $62,235 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Professional fee:  Professional expenses were $28,695 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Office supplies and expenses:  Office supplies and expenses were $30,917 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $132,672 and $1,500 for the three months ended October 31, 2009 and 2008, respectively.  This increase was due to the increased activity of the Company during the three months ended October 31, 2009.

Depreciation:  Depreciation was $738 and $425 for the three months ended October 31, 2009 and 2008, respectively.

Net Loss:  Net loss was $1,235,045 and $2,971 for the three months ended October 31, 2009 and 2008, respectively.  This increase in net loss of $1,232,074 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses, professional fees, and office supplies and expenses of the Company during the three months ended October 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of October 31, 2009.

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

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)          Exhibit List

31.1           Certificate pursuant to Rule 13a-14(a)
31.2           Certificate pursuant to Rule 13a-14(a)
32.1           Certificate pursuant to 18 U.S.C. §1350
32.2           Certificate pursuant to 18 U.S.C. §1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC.
(Registrant)
Date: December 15, 2009	By:/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)