Form 10-Q
period 2010-01-31
TechMedia Advertising, Inc.
filed 2010-03-18
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010.
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
☐ Yes                        ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  47,794,000 shares of $0.001 par value common stock as of March 15, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010, are not necessarily indicative of the results that can be expected for the full year.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND 2009
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of January 31, 2010, and July 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive Income for the Three Months and Six Months Ended January 31, 2010, and 2009, and Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Six Months Ended January 31, 2010, and 2009, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements January 31, 2010, and 2009	F-5

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

	As of January 31, 2010	As of July 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$667,765	$2,784,198
Accounts receivable - Related Parties
Note receivable	-	350,000
Advance	85,000	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,000	436,545
Prepaid consulting fees and rent expense	123,160	93,808
Total current assets	875,925	3,314,551
Property and Equipment:
Computer equipment and peripherals	6,551	3,000
	6,551	3,000
Less - Accumulated depreciation and amortization	(2,051)	(750)
	4,500	2,250
Construction work in progress	1,020,000	-
Net property and equipment	1,024,500	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$1,907,142	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$29,407	$3,658
Accrued liabilities	86,762	20,529
Due to Director and stockholder	47,475	500
Total current liabilities	163,644	24,687
Total liabilities	163,644	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,100,000 shares authorized; 47,294,000 and 44,919,000 shares issued and outstanding in 2010 and 2009, respectively	47,294	44,919
Additional paid-in capital	3,871,882	1,234,006
Common stock subscribed	-	2,275,000
Accumulated other comprehensive income	78,230	-
(Deficit) accumulated during the development stage	(2,253,908)	(248,811)
Total stockholders' equity	1,743,498	3,305,114
Total Liabilities and Stockholders' Equity	$1,907,142	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2009
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative From
	2010	2009	2010	2009	Inception
Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Stock-based compensation	584,592	-	1,169,184	-	1,169,184
Legal and accounting fees	98,422	-	231,094	62,216	233,644
Management fee	4,505	-	199,523	-	202,599
Consulting fee	155,550	-	255,608	-	255,608
Salaries and wages	45,718	-	111,724	-	111,724
Travel	35,623	-	97,858	-	97,858
Professional fees	6,926	60,716	35,621	-	35,621
Office supplies and other	57,316	3,037	110,106	3,501	116,986
Office rent	9,695	-	21,276	582	21,276
Depreciation and amortization	563	675	1,301	1,100	2,051
Advertising and promotion	6,697	-	7,357	-	7,357
Total general and administrative expenses	1,005,607	64,428	2,240,652	67,399	2,253,908
(Loss) from Operations	(1,005,607)	(64,428)	(2,240,652)	(67,399)	(2,253,908)
Other Income (Expense)	-	-	-	-	-
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(1,005,607)	$(64,428)	$(2,240,652)	$(67,399)	$(2,253,908)
Comprehensive (Loss):
Foreign currency translation	78,498	-	78,230	-	78,230
Total Comprehensive (Loss)	$(927,109)	$(64,428)	$(2,162,422)	$(67,399)	$(2,175,678)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)	$(0.05)	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	47,294,000	43,120,000	47,268,457	43,120,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE SIX MONTHS ENDED JANUARY 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2010
(Unaudited)

	Six Months Ended		Cumulative
	January 31,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(2,240,652)	$(67,399)	$(2,253,908)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock-based compensation	1,169,184	-	1,169,184
Depreciation and amortization	1,301	1,100	2,051
Consulting services paid by the issuance of common stock	16,667	-	16,667
Disposal of computers and peripherals	(3,551)	-	665
Changes in assets and liabilities-
Accounts receivable	10,551	(82,308)	(85,000)
Prepaid consulting fees and rent	(29,352)	582	(39,827)
Accounts payable - Trade	25,749	9	29,407
Accrued liabilities	66,233	43,167	86,762
Net Cash (Used in) Operating Activities	(983,870)	(104,849)	(1,073,999)
Investing Activities:
Purchases of property and equipment	(1,023,551)	(3,000)	(1,027,445)
Excess of purchase price over fair value of assets acquired	(6,717)	-	(6,717)
Net Cash (Used in) Investing Activities	(1,030,268)	(3,000)	(1,034,162)
Financing Activities:
Issuance of common stock for cash	-	493,663	3,012,646
Payment of finder's fee	(227,500)	-	(362,425)
Due to Director and stockholder	46,975	-	47,475
Net Cash (Used in) Provided by Financing Activities	(180,525)	493,663	2,697,696
Effect of Exchange Rate Changes on Cash and Cash Equivalents	78,230	-	78,230
Net (Decrease) Increase in Cash and Cash Equivalents	(2,116,433)	385,814	667,765
Cash and Cash Equivalents - Beginning of Period	2,784,198	2,869	-
Cash and Cash Equivalents - End of Period	$667,765	$388,683	$667,765

Supplemental Disclosure of Cash Flow Information:	-		-
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

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
JANUARY 31, 2010, AND JULY 31, 2009
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

On January 28, 2009, the Company filed Articles of Merger in the State of Nevada with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc.  The name change was effective with the State of Nevada and FINRA on February 17, 2009.

On July 27, 2009, the Company entered into a share exchange agreement (the “Exchange Agreement”) with TechMedia Advertising Mauritius (“TM Mauritius”) and all of the shareholders of TM Mauritius (the “Sellers”), whereby, at closing, the Company would acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  TM Mauritius is the sole beneficial owner TechMedia Advertising (India) Private Limited (“TM India”), a company organized under the laws of India, which is engaged in the initial stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations.  Such locations range from transportation vehicles, commercial buildings, to supermarkets and restaurants, by forming a partnership with media space owners.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

TM Mauritius was incorporated pursuant to the laws of Mauritius on March 11, 2009.  At the time of closing of the Exchange Agreement, the Company was the sole shareholder of TM Mauritius.  On June 22, 2009, TM Mauritius acquired sole beneficial ownership of TM India through an exchange of four ordinary shares of capital stock of TM Mauritius for 1,000 shares of paid-up capital stock of TM India.

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

Subsequent to the closing of the Exchange Agreement, the business of the Company has been conducted through its subsidiary, TM Mauritius, which is pursuing its advertising business plan through a new joint venture company which is being formed in India, as well as through TM India.

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

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with PML. In accordance with the JV Agreement, TM Mauritius and PML is in the process of forming a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%.  The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”). The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

   Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X of the Securities and Exchange Commission.  They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2009, included in the Company’s Annual Report on Form 10-K filed on October 20, 2009, with the SEC.

   Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Revenue Recognition

The Company is in the development stage and has yet to realize significant revenues from planned operations.  Once the Company has commenced planned operations, it will recognize revenues when completion of its advertising services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

   Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the six months ended January 31, 2010, and 2009.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of January 31, 2010, and July 31, 2009, the Company had not incurred any deferred offering costs.

   Deferred Acquisition Costs

Prior to July 2009, the Company deferred as other assets the direct incremental costs of acquiring a company until such time as the acquisition was completed.  At the time of the completion of the acquisition, the costs were charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs were charged to operations during the period in which the agreement was terminated.  As of July 31, 2009, the Company recorded $13,000 of deferred acquisition costs.  Subsequent to July 2009, the Company currently charges to operations the direct incremental costs of acquisition resulting from a business combination.

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

   Concentration of Risk

As of January 31, 2010, and July 31, 2009, the Company maintained its cash accounts at two commercial banks.  The balance in each account was subject to FDIC coverage up to $250,000.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of January 31, 2010, and July 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

   Subsequent Events

The management of the Company performs a review and evaluation of subsequent events following the end of each quarterly and annual financial period.  For the six months periods ended January 31, 2010, the review and evaluation of subsequent events for proper accrual and disclosure was completed through March 17, 2010, which was the date the consolidated financial statements were available to be issued.

   Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the six months ended January 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
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

During the period from January 30, 2007, through January 31, 2010, the Company was organized and incorporated, conducted various capital formation activities through the sale of its common stock, completed a software development activity, entered into an Exchange Agreement for the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius, completed a development and operating agreement for a joint venture in India, commenced the formation of a new private India company for the joint venture, and advanced $1,020,000 for the build out of mobile digital advertising equipment in public transportation vehicles in India.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any significant sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of January 31, 2010, and July 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

On August 6, 2009, and in accordance with the Exchange Agreement, Mr. Alan Goh, the current President, CEO, CFO, Secretary and Treasurer and a Director, resigned as the Company’s President, CEO, CFO and Treasurer (remaining as the Secretary and a Director) and Mr. Johnny Lian Tian Yong was appointed as the President, CEO, Chairman and a director of the Company.  Mr. Ratner Vellu was also appointed as a Director of the Company, and Mr. William Goh Han Tiang was appointed as the Treasurer and a Director of the Company.  However, the appointment of Messrs. Johnny Lian Tian Yong, Ratner Vellu and William Goh Han Tiang as Directors of the Company, was not effective until August 14, 2009, which was 10 days after the filing date of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission and the transmission of notification to all shareholders of record of common stock of the Company who were entitled to vote at a meeting for election of Directors.

 (4)           Loan from Director and Stockholder

As of January 31, 2010, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $500 (January 31, 2009 - $0).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

In January 2009, the former Director, president, and stockholder of the Company waived  repayment of a loan amounting to $14,600, and forgave the Company of the debt.  The amount of forgiven debt of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of January 31, 2010.

As of January 31, 2010, a loan from an individual who is a former Director of the Company amounted to $46,975 (January 31, 2009 - $0).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

As of January 31, 2010, there were 47,294,000 shares of common stock issued and outstanding.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	October 31, 2009	October 31, 2008
Five Year Risk Free Interest Rate	1.33%	-
Dividend Yield	0.00%	-
Volatility	71.50%	-
Average Expected Term (Years to Exercise)	5	-

A summary of the status of options granted as of January 31, 2010 is as follows:

	For The Period Ended January 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2010	1,900,000	$2.22
Exercisable at January 31, 2010	760,000	$2.22

A summary of the status of options outstanding as of January 31, 2010, is presented below:

	Options Outstanding				Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.22	1,140,000	4.58	$1.0256	760,000	$2.22

The aggregate intrinsic value of stock options outstanding and exercisable as of January 31, 2010 totaled $17,100.  The weighted average grant date fair value of options granted during the six months ended January 31, 2010 was $1.0256.  The fair value of options vested during the three-month period ended January 31, 2010, amounted to $584,592.  The fair value of options vested during the six-month period ended January 31, 2010, amounted to $1,169,184.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

(7)	Income Taxes

The provision (benefit) for income taxes for the six months ended January 31, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010, and a 15 percent effective Federal income tax rate in 2009):

	Six Months Ended
	January 31,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$761,822	$10,110
Change in valuation allowance	(761,822)	(10,110)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of January 31, 2010, and July 31, 2009, as follows:

	As of	As of
	January 31,	July 31,
	2010	2009
Loss carryforwards	$781,795	$19,973
Less - Valuation allowance	(781,795)	(19,973)
Total net deferred tax assets	$-	$-

As of January 31, 2010, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,253,908 (July 31, 2009 - $37,322) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

On April 27, 2009, the Company and TM India signed a loan agreement.  TechMedia agreed to loan to TM India the principle amount of up to $1,000,000 for the purpose of financing the company with such funds being used to equip buses in India under the business arrangement between the company and Peacock Media Ltd.  The loan is bearing an annual interest rate at 3 percent and will be due and payable one year from the date of agreement.  On August 6, 2009, the Company became the sole owner of TM India through TM Mauritius, and such loan is now treated as an inter-corporate loan.  As of January 31, 2009, TechMedia had transferred $1,020,000 to TM India for the purpose of conducting the build out of mobile digital advertising equipment in public transportation vehicles in India.

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

On July 27, 2009, the Company entered into an Exchange Agreement with TM Mauritius, and all the shareholders of TM Mauritius as Sellers, whereby the Company agreed to acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock of the Company to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  The Exchange Agreement was effective as of August 6, 2009.

On September 17, 2009, the Company issued 100,000 shares to Emissary Capital in accordance with the terms of the Financial Advisory Agreement, dated September 2, 2009, entered into between the Company and Emissary Capital.  Emissary Capital will provide certain financial advisory and research services for the Company.  The fair value of the services was valued at $100,000.

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with PML. In accordance with the JV Agreement, TM Mauritius and PML are in the process of forming a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%. The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”). The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

Under the JV Agreement, once the JV Company is formed, PML will assign to the JV Company the exclusive rights to use the license to operate the Business on 10,392 long distance buses within the Tamil Nadu State, where PML has a 5 year exclusive license. The initial Board of Directors of the JV Company will be comprised of two nominees from PML, Messrs. Sandeep Chawla and Kuljit Suri, and three nominees from TMM, Messrs. Johnny Lian, Ratner Vellu and William Goh. The Company will on a commercially reasonable best effort basis raise up to US$25,000,000 which it anticipates lending in certain tranches through TMM to the JV Company over the first 5 years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business. Out of the US$25,000,000, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs. During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009 and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius. As of January 31, 2010, the amount of $1,020,000 has been advanced to TM India for the build out of the mobile digital advertising equipment in public transportation vehicles contemplated by the JV Agreement  Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of the JV Company may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the JV Company available to satisfy the required working capital.

On January 26, 2010, the Company entered into an Investor Relations Agreement with Fusion Capital, LLC (“Fusion”).  Terms of the agreement require that the Company pay to Fusion a monthly fee o f$20,000 on the 1st of each moth for a period of 12 months, and issue, as additional compensation, 500,000 shares of the Company’s common stock.  The shares of common stock were issued in connection with the agreement on February 18, 2010.

(10)	Recent Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting   Oversight Board amendment to its authoritative literature.  It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities.  The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.”  SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

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

In accordance with the JV Agreement, TM Mauritius and PML will form a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%.  As of the date of the filing of this Form 10-Q, the JV Company has not yet been incorporated and is expected to receive government approval and issuance of a Certificate of Registration in the next four to five weeks.  However, the name for the JV Company has been approved, which is TechMedia Fleet (India) Private Limited.  The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”).  The newly-fitted buses and trains will display third party commercial contents and advertisements for a fee.

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

The Company will on a commercially reasonable best effort basis attempt to raise up to US$25,000,000 which it anticipates lending in certain tranches through TM Mauritius to the JV Company over the first five years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business.  Out of the US$25,000,000 the Company intends to raise, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs.  During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009, which funds were advanced to PML on behalf of the JV Company as the JV Company has not yet received government approval for incorporation, and which funds have been applied towards the installation of the digital advertising platforms in buses, and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius.  Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of the JV Company, once incorporated, may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the Business of the JV Company available to satisfy the required working capital.

The Company will provide management knowledge and skills to manage the operations of the JV Company while PML will ensure the technical platforms operate smoothly as PML is responsible for the maintenance of the technical platforms and ensuring they remain in good working order at all times.

Upon the JV Company reaching profitability and in accordance with the terms of the JV Agreement, the profits will be used to pay its five directors collectively a management fee equivalent to 10% of the gross profit per quarter subject to a minimum annual fee of US$2,000,000 for the first year, which shall be shared equally among the directors, and the repayment of any TM Mauritius loans, and any remaining profit will be distributed to TM Mauritius and PML as a dividend on the basis of TM Mauritius receiving 85% and PML receiving 15%.

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

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to meet our financial obligations.  This is because we have not generated any revenues and no revenues are anticipated until our business is developed, we expect to provide advertising services to clients and receive payment from such clients for our services.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than revenues.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As at January 31, 2010, the Company had current assets of $875,925, including cash resources of $667,765 and current liabilities of $163,644 providing the Company with working capital of $712,281, compared with working capital of $3,289,864 for the year ended July 31, 2009.

We may not have enough money to complete our plan of operations.  If it turns out that we have not or cannot raise enough money to complete our anticipated business development, we will try to raise additional funds from private placements or loans.  At the present time, we are in the process of attempting to raise additional money through a private placement and there is no assurance that we will raise additional money in the future or that future financings will be available to us on acceptable terms.  If we require additional money and are unable to raise it, we will have to suspend or cease operations.

On November 26, 2009, we entered into a Funding Equity Agreement (the “FEA”) with Excel Financial Services Inc. (“EFS”) whereby EFS was to act as the syndicator for us for funding of an initial amount of US$2,000,000, with an option to increase such funding up to US$10,000,000, on or before January 22, 2010, by way of us issuing a convertible debenture and/or share purchase warrants (the “Debenture”) to EFS.  The Debenture, terms of which needed to be negotiated, was to be convertible into fully paid and non-assessable voting and equity shares of our common stock at prevailing market conditions and the discounted price of our shares at the time of conversion.

Since closing of the FEA did not occur on or before January 22, 2010, we entered into an Amendment Agreement with EFS, dated January 31, 2010 (the “Amendment Agreement”) whereby the parties agreed, among other terms and conditions, to amend the FEA such that closing of the agreement was to occur on or before February 23, 2010 and the good faith deposit of $100,000 paid by the Company to EFS was no longer to be refunded at closing.

Closing of the FEA did not occur on or before February 23, 2010, and we are continuing negotiations with EFS to attempt to reach a mutual agreement on the final documentation of the Debenture.  We cannot provide any assurance that our efforts to reach a mutual agreement on the final documentation of the Debenture will be successful and the potential financing with EFS may not occur.

The foregoing description of the FEA does not purport to be complete and is qualified in its entirety by reference to the FEA, which was attached as Exhibit 10.1 to our Form 8-K filed on EDGAR on November 30, 2009, and which is incorporated herein by reference.

The foregoing description of the Amendment Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.2 to our amended Form 8-K filed on EDGAR on February 2, 2010, and which is incorporated herein by reference.

Results of Operation

We have not generated any revenues to date from our operations.

Three month period ended January 31, 2010

Stock-based compensation:  Stock-based compensation expenses were $584,592 and nil for the three months ended January 31, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended January 31, 2010.

Management fees:  Management expenses were $4,505 and nil for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $155,550 and nil for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Salary:  Salary expenses were $45,718 and nil for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Travel:  Travel expenses were $35,623 and nil for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Professional fee:  Professional expenses were $6,926 and 60,716 for the three months ended January 31, 2010 and 2009 respectively.  This decrease was due to more of the professional services being handled by legal and accounting during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.

Office supplies and expenses:  Office supplies and expenses were $57,316 and $3,037 for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $98,422 and $nil for the three months ended January 31, 2010 and 2009, respectively.  This increase was due to the increased activity of the Company during the three months ended January 31, 2010.

Depreciation:  Depreciation was $563 and $675 for the three months ended January 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $1,005,607 and $64,428 for the three months ended January 31, 2010 and 2009, respectively.  This increase in net loss of $941,179 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses and office supplies and expenses of the Company during the three months ended January 31, 2010.

Six Month Period Ended January 31, 2010

Stock-based compensation:  Stock-based compensation expenses were $1,169,184 and nil for the six months ended January 31, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the six month period ended January 31, 2010.

Management fees:  Management expenses were $199,523 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $255,608 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Salary:  Salary expenses were $111,724 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Travel:  Travel expenses were $97,858 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Professional fee:  Professional expenses were $35,621 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Office supplies and expenses:  Office supplies and expenses were $110,106 and 3,501 for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $231,094 and $62,216 for the six months ended January 31, 2010 and 2009, respectively.  This increase was due to the increased activity of the Company during the six months ended January 31, 2010.

Depreciation:  Depreciation was $1,301 and $1,100 for the six months ended January 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $2,240,652 and $67,399 for the six months ended January 31, 2010 and 2009, respectively.  This increase in net loss of $2,173,253 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses, professional fees, and office supplies and expenses of the Company during the six months ended January 31, 2010.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of January 31, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 18, 2010, we issued 500,000 shares of our common stock to Fusion Capital LLC (“Fusion”) in accordance with the terms of an Investor Relations Agreement, dated January 26, 2010 entered into between us and Fusion.  We believe that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

ITEM 5. OTHER INFORMATION

Closing of the FEA did not occur on or before February 23, 2010, and we are continuing negotiations with EFS to attempt to reach a mutual agreement on the final documentation of the Debenture.  We cannot provide any assurance that our efforts to reach a mutual agreement on the final documentation of the Debenture will be successful and the potential financing with EFS may not occur.

On February 18, 2010, we issued 500,000 shares of our common stock to Fusion Capital LLC (“Fusion”) in accordance with the terms of an Investor Relations Agreement, dated January 26, 2010 entered into between us and Fusion.  We believe that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.  In addition to the 500,000 shares of our common stock issued to Fusion, we are required to pay Fusion a monthly fee of $20,000 on the 1st of every month of the agreement in exchange for Fusion providing investor relations functions throughout the United States and other relevant locations.  The term of the Investor Relations Agreement is for one year and may be terminated with 90 days written notice to the other party.  A copy of the Investor Relations Agreement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1	Investor Relations Agreement between TechMedia Advertising, Inc. and Fusion Capital LLC, dated January 26, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC. (Registrant)
Date: March 17, 2010	By:/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)