Form 10-Q
period 2010-04-30
TechMedia Advertising, Inc.
filed 2010-06-14
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010.
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

Large accelerated filer      ☐                                                                               Acelerated filer ☐
Non-accelerated filer        ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

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
☐ Yes                 ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  47,844,000 shares of $0.001 par value common stock as of June 11, 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

Consolidated Financial Statements-

Consolidated Balance Sheets as of April 30, 2010, and July 31, 2009	F-2

Consolidated Statements of Operations and Comprehensive (Loss) for the Three
Months and Nine Months Ended April 30, 2010, and 2009, and
Cumulative from Inception	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
April 30, 2010, and 2009, and Cumulative from Inception	F-4

Notes to Consolidated Financial Statements April 30, 2010, and 2009	F-5

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2)
AS OF APRIL 30, 2010, AND JULY 31, 2009
(Unaudited)

	April 30,	July 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$245,179	$2,784,198
Accounts receivable - Related parties
Note receivable	-	350,000
Advance	85,929	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,929	436,545
Prepaid consulting fees and rent expense	649,579	93,808
Total current assets	980,687	3,314,551
Property and Equipment:
Computer equipment and peripherals	11,442	3,000
	11,442	3,000
Less - Accumulated depreciation and amortization	(3,026)	(750)
	8,416	2,250
Construction work in progress	1,020,000	-
Net property and equipment	1,028,416	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$2,015,820	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$19,688	$3,658
Accrued liabilities	80,198	20,529
Due to Directors and stockholders	54,445	500
Total current liabilities	154,221	24,687
Total liabilities	154,221	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,100,000,000
shares authorized; 47,794,000 and 44,919,000 shares
issued and outstanding in 2010 and 2009, respectively	47,794	44,919
Additional paid-in capital	5,528,846	1,234,006
Common stock subscribed	52,500	2,275,000
Accumulated other comprehensive income	50,561	-
(Deficit) accumulated during the development stage	(3,818,212)	(248,811)
Total stockholders' equity	1,861,489	3,305,114
Total Liabilities and Stockholders' Equity	$2,015,820	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2)
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	April 30,		April 30,		From
	2010	2009	2010	2009	Inception
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative-
Stock-based compensation	907,464	-	2,076,648	-	2,076,648
Legal and accounting fees	98,860	43,265	329,954	105,481	332,504
Management fees	8,706	-	208,229	-	211,305
Consulting fees	109,474	-	365,083	-	365,083
Investor relations	247,500	-	247,500		247,500
Salaries and wages	29,777	-	141,501	-	141,501
Travel	61,009	2,000	158,867	2,000	158,867
Professional fees	52,833	4,310	88,454	5,119	88,454
Office supplies and other	26,580	-	136,685	-	140,873
Office rent	15,409	-	36,685	582	36,685
Depreciation and amortization	975	250	2,276	1,350	3,026
Advertising and promotion	5,717	-	13,074	-	13,074
Total general and administrative expenses	1,564,304	49,825	3,804,956	114,532	3,815,520
(Loss) from Operations	(1,564,304)	(49,825)	(3,804,956)	(114,532)	(3,815,520)
Other Income (Expense):
Loss on write-off website costs	-	-	-	(2,692)	(2,692)
(Loss) Before Income Taxes	(1,564,304)	(49,825)	(3,804,956)	(117,224)	(3,818,212)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(1,564,304)	$(49,825)	$(3,804,956)	$(117,224)	$(3,818,212)
Comprehensive (Loss):
Foreign currency translation	(27,731)	-	50,561	-	50,561
Total Comprehensive (Loss)	$(1,592,035)	$(49,825)	$(3,754,395)	$(117,224)	$(3,767,651)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.03)	$(0.00)	$(0.08)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	47,527,333	43,120,000	46,993,453	43,120,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010
(Unaudited)

	Nine months ended		Cumulative
	April 30,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(3,804,956)	$(117,224)	$(3,818,212)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock-based compensation	2,076,648	-	2,076,648
Depreciation and amortization	2,276	1,350	3,026
Loss on write-off of website cost	-	2,692	2,692
Recapitalization adjustment from reverse merger	(208,010)	-	(208,010)
Consulting services paid by the issuance of common stock	254,167	-	254,167
Disposal of computers and peripherals	(3,551)	-	665
Changes in assets and liabilities-
Accounts receivable	350,616	-	(85,929)
Prepaid consulting fees and rent	57,091	582	(180,580)
Accounts payable – Trade	16,030	9	19,688
Accrued liabilities	59,669	34,669	80,198
Net Cash (Used in) Operating Activities	(1,200,020)	(77,922)	(1,855,647)
Investing Activities:
Loan to related party	-	(85,000)	(85,000)
Purchases of property and equipment	(1,028,442)	(3,000)	(1,031,442)
Excess of purchase price over fair value of assets acquired	(6,717)	-	(6,717)
Net Cash (Used in) Investing Activities	(1,035,159)	(88,000)	(1,123,159)
Financing Activities:
Issuance of common stock for cash	52,500	1,089,031	3,714,750
Deferred acquisition costs	-	(10,000)	-
Payment of finder's fees	(460,846)	-	(595,771)
Due to Directors and stockholders	53,945	500	54,445
Net Cash (Used in) Provided by Financing Activities	(354,401)	1,079,531	3,173,424
Effect of Exchange Rate Changes on Cash and Cash Equivalents	50,561	-	50,561
Net (Decrease) Increase in Cash and Cash Equivalents	(2,539,019)	913,609	245,179
Cash and Cash Equivalents - Beginning of Period	2,784,198	2,869	-
Cash and Cash Equivalents - End of Period	$245,179	$916,478	$245,179
	-		-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

In January 2009, the former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of the $14,600 debt. The amount of forgiven debt of the repayment of $14,600 was considered as an addition to paid-in capital in the accompanying consolidated balance sheet as of July 31, 2009.

On September 17, 2009, the Company issued 100,000 shares to a consulting company for certain financial advisory and research services which will be performed in one year period.  The services were valued at $100,000.

On February 18, 2010, the Company issued 500,000 shares to a company for investor relations services which will be performed over a one-year period.  The services were valued at $750,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

 (1)           Summary of Significant Accounting Policies

   Basis of Presentation and Organization

TechMedia Advertising, Inc. (formerly “Ultra Care, Inc.”)  (“TechMedia” or the “Company”) is a Nevada corporation in the development stage.  The Company was incorporated on January 30, 2007.  The original business plan of the Company was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada.  The Company adopted a new business plan in 2009.  The new business plan of the Company entails the entry into the streaming digital media advertising business in India through an operating entity established in that country.  The accompanying consolidated financial statements were prepared from the accounts of the Company and its wholly owned subsidiaries under the accrual basis of accounting.

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

On July 27, 2009, the Company entered into a share exchange agreement (the “Exchange Agreement”) with TechMedia Advertising Mauritius (“TM Mauritius”) and all of the shareholders of TM Mauritius (the “Sellers”), whereby, at closing, the Company would acquire all of the issued and outstanding shares in the capital of TM Mauritius from the Sellers in exchange for the issuance of 24,000,000 shares of Common Stock to the Sellers on a pro rata basis in accordance with each Seller’s percentage ownership in TM Mauritius.  TM Mauritius is the sole beneficial owner of TechMedia Advertising (India) Private Limited (“TM India”), a company organized under the laws of India, which is engaged in the initial stages of selling outdoor advertising on billboards and digital signs in India located in high traffic locations.  Such locations range from transportation vehicles, commercial buildings, to supermarkets and restaurants, by forming a partnership with media space owners.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with PML.  In accordance with the JV Agreement, TM Mauritius and PML are in the process of forming a new private India company (the “JV Company”) where TM Mauritius will own 85 percent and PML will own 15 percent.  The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”).  The newly fitted buses and trains will display third-party commercial content and advertisements for a fee.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

   Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and the instructions for Form 10-Q under Regulation S-X of the Securities and Exchange Commission and are unaudited.  They do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  Therefore, the accompanying consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended July 31, 2009, included in the Company’s Annual Report on Form 10-K filed on October 20, 2009, with the SEC.

   Cash and Cash Equivalents

For purposes of reporting within the consolidated statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

   Property and equipment

Property and equipment are recorded at historical cost.  Minor additions and renewals are expensed in the year incurred.  Major additions and betterments are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses the straight-line method of depreciation.  The estimated useful life of property and equipment is as follows:

Computer equipment and peripherals	3 years

   Income (Loss) Per Common Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the nine months ended April 30, 2010, and 2009.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

   Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.  As of April 30, 2010, and July 31, 2009, the Company had not incurred any deferred offering costs.

   Deferred Acquisition Costs

The Company deferred as other assets the direct incremental costs of acquiring a company until such time as the acquisition was completed.  At the time of the completion of the acquisition, the costs were charged against the goodwill of the acquired company.  Should the acquisition be terminated, deferred acquisition costs were charged to operations during the period in which the agreement was terminated.  As of July 31, 2009, the Company recorded $13,000 of deferred acquisition costs.  Subsequent to July 2009, the Company began charging to operations the direct incremental costs of acquisition resulting from a business combination.

   Income Taxes

The Company accounts for income taxes pursuant to ASC Topic 740, Income Taxes.  Under ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

    Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topics 505 and 718.  Stock-based compensation for stock options is measured based on the estimated fair value of each award on the date of grant using the Black-Scholes valuation model.  Stock-based compensation for restricted shares is measured based on the closing fair market value of the Company's common stock price on the date of grate.  The Company recognizes stock-based compensation costs as expenses realized ratably on a straight-line basis over the requisite service period.

    Concentration of Risk

As of April 30, 2010, and July 31, 2009, the Company maintained its cash accounts at two commercial banks.  The balance in each account was subject to FDIC coverage.

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of April 30, 2010, and July 31, 2009, the carrying value of the Company’s financial instruments approximated fair value due to the short-term maturity of these instruments.

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

   Estimates

The accompanying consolidated financial statements were prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of April 30, 2010, and July 31, 2009, and expenses for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

During the period from January 30, 2007, through April 30, 2010, the Company was organized and incorporated, conducted various capital formation activities through the sale of its common stock, completed a software development activity, entered into an Exchange Agreement for the acquisition of all of the issued and outstanding shares in the capital of TM Mauritius, completed a development and operating agreement for a joint venture in India, commenced the formation of a new private India company for the joint venture, and advanced $1,020,000 for the build out of mobile digital advertising equipment in public transportation vehicles in India.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any significant sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of April 30, 2010, and July 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
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

On August 6, 2009, and in accordance with the Exchange Agreement, Mr. Alan Goh, the current President, CEO, CFO, Secretary and Treasurer and a Director, resigned as the Company’s President, CEO, CFO and Treasurer (remaining as the Secretary and a Director) and Mr. Johnny Lian Tian Yong was appointed as the President, CEO, Chairman and a Director of the Company.  Mr. Ratner Vellu was also appointed as a Director of the Company, and Mr. William Goh Han Tiang was appointed as the Treasurer and a Director of the Company.  However, the appointment of Mr. Johnny Lian Tian Yong, Ratner Vellu and William Goh Han Tiang as Directors of the Company, was not effective until August 14, 2009, which was 10 days after the filing date of a Schedule 14F-1 Information Statement with the Securities and Exchange Commission and the transmission of notification to all shareholders of record of common stock of the Company who were entitled to vote at a meeting for election of Directors.

(4)            Due to Directors and Stockholders

As of April 30, 2010, a loan from an individual who is a former Director, president, and stockholder of the Company amounted to $500 (July 31, 2009 - $500).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

In January 2009, the former Director, president, and stockholder of the Company waived repayment of a loan amounting to $14,600, and forgave the Company of the debt.  The amount of forgiven debt of $14,600 was considered as an addition to paid-in capital in the accompanying consolidated balance sheet as of April 30, 2010.

As of April 30, 2010, a loan from an individual who is a Director of the Company amounted to $15,445 (July 31, 2009 - $0).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

As of April 30, 2010, the Company owed four Directors the amount of $38,500, as consulting fees payable (included in due to related party in the accompanying consolidated balance sheets), in accordance with a Consulting Agreement, dated November 30, 2009.

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
APRIL 30, 2010, AND 2009
(Unaudited)

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

On September 17, 2009, the Company issued 100,000 shares of its common stock to Emissary Capital Group, LLC (“Emissary Capital”) in accordance with the terms of a Financial Advisory Agreement, dated September 2, 2009, between the Company and Emissary Capital.  Emissary Capital will provide certain financial advisory and research services to the Company.  The transaction for the services was valued at $100,000.

On February 18, 2010, the Company issued 500,000 shares to Fusion Capital, LLC (“Fusion”) in accordance with the terms of the Investor Relations agreement, dated January 26, 2010, between the Company and Fusion.  Fusion will provide investor relations services.  The transaction for the services was valued at $750,000.

As of April 30, 2010, there were 47,794,000 shares of common stock issued and outstanding.

(6)            Common Stock Options

On August 31, 2009, the Board of Directors unanimously approved and adopted a stock option and incentive plan (the “2009 Stock Option and Incentive Plan”).  The purpose of the 2009 Stock Option and Incentive Plan is to advance the Directors’ and stockholders’ interests by affording the Company’s key personnel an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company.  Pursuant to the provisions of the 2009 Stock Option and Incentive Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any Director, officer, employee, consultant or advisor of the Company.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

On August 31, 2009, the Board of Directors unanimously approved and granted in aggregate 1,900,000 stock options to certain Directors, officers and consultants of the Company having an exercise price of $2.22 per share and an expiration date of five years from the date of grant.  The stock options have vesting provisions of 10 percent on the date of grant, and 10 percent on the last day of each month thereafter, beginning on September 30, 2009.

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

August 31, 2009
Five Year Risk Free Interest Rate	2.39%
Dividend Yield	0.00%
Volatility	71.50%
Average Expected Term (Years to Exercise)	5

A summary of the status of options granted as of April 30, 2010, is as follows:

	For The Period Ended April 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	1,900,000	$2.22
Exercisable at April 30, 2010	1,710,000	$2.22

A summary of the status of options outstanding as of April 30, 2010, is presented below:

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.22	1,900,000	4.25	$1.35	1,710,000	$2.22

The weighted average grant date fair value of options granted during the nine months ended April 30, 2010 was $1.35.  The fair value of options vested during the three-month period ended April 30, 2010, amounted to $907,464.  The fair value of options vested during the nine-month period ended April 30, 2010, amounted to $2,076,648.

(7)            Income Taxes

The provision (benefit) for income taxes for the nine months ended April  30, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010, and a 15 percent effective Federal income tax rate in 2009):

	Nine Months Ended April 30,
	2010	2009
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$1,162,659	$(17,584)
Change in valuation allowance	(1,162,659)	17,584
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

	As of	As of
	April 30,	July 31,
	2010	2009
Loss carryforwards	$1,199,980	$37,322
Less - Valuation allowance	(1,199,980)	(37,322)
Total net deferred tax assets	$-	$-

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

As of April 30, 2010, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $3,818,212 (July 31, 2009 - $248,811) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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

On April 27, 2009, the Company and TM India signed a loan agreement.  TechMedia agreed to loan to TM India the principle amount of up to $1,000,000 for the purpose of financing the company with such funds being used to equip buses in India under the business arrangement between the company and Peacock Media Ltd.  The loan is bearing an annual interest rate at 3 percent and will be due and payable one year from the date of agreement.  On August 6, 2009, the Company became the sole owner of TM India through TM Mauritius, and such loan is now treated as an inter-corporate loan.  As of April 30, 2010, TechMedia had transferred $1,020,000 to TM India for the purpose of conducting the build out of mobile digital advertising equipment in public transportation vehicles in India.

The Company also loaned to TechMedia Advertising Singapore Pte. Ltd., a related party entity, the amount of $85,000 for working capital purposes.  This loan is unsecured, non-interest bearing, and has no terms for repayment.

On October 22, 2009, the Company entered into a Corporate Consulting Services Agreement with Johnny Lian Tian Yong having an effective date of September 1, 2009, whereby Mr. Lian will act as the President and CEO of the Company, assist the Company with establishing and maintaining proper internal financial controls and procedures, provide managerial advice and assist the Company with its management and business operations, policy development and reporting requirements for a term of two years ending September 1, 2011, in exchange for the Company paying Mr. Lian US$12,000 per month payable on the last day of each month.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

In addition, on October 22, 2009, the Company entered into a Corporate Consulting Services Agreement with William Goh Han Tiang having an effective date of September 1, 2009, whereby Mr. Goh will act as the Company’s Treasurer, assist the Company’s President, CEO and principal accounting officer with establishing and maintaining proper internal financial controls and procedures, provide managerial advice and assist the Company with its management and business operations, policy development and reporting requirements for a term of two years ending September 1, 2011, in exchange for the Company paying Mr. Goh US$8,000 per month payable on the last day of each month.

Furthermore, on October 22, 2009, the Company entered into a Consulting Services Agreement with Ratner Vellu having an effective date of September 1, 2009, whereby Mr. Vellu will assist the Company in its business development and provide consulting services to the Company in the areas of corporate finance and development strategy for a term of two years ending September 1, 2011, in exchange for the Company paying Mr. Vellu US$8,000 per month payable on the last day of each month.

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

On September 17, 2009, the Company issued 100,000 shares to Emissary Capital in accordance with the terms of the Financial Advisory Agreement, dated September 2, 2009, entered into between the Company and Emissary Capital.  Emissary Capital will provide certain financial advisory and research services to the Company.  The transaction for services was valued at $100,000.

On October 22, 2009, the Company through its wholly owned subsidiary, TM Mauritius, entered into a JV Agreement with PML.  In accordance with the JV Agreement, TM Mauritius and PML are in the process of forming a new private JV Company in India where TM Mauritius will own 85 percent and PML will own 15 percent.  The JV Company will operate the Business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India.  The newly fitted buses and trains will display third-party commercial content and advertisements for a fee.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

Under the JV Agreement, once the JV Company is formed, PML will assign to the JV Company the exclusive rights to use the license to operate the Business on 10,392 long distance buses within the Tamil Nadu State, where PML has a 5-year exclusive license.  The initial Board of Directors of the JV Company will be comprised of two nominees from PML, Messrs. Sandeep Chawla, and Kuljit Suri, and three nominees from TMM, Messrs. Johnny Lian, Ratner Vellu, and William Goh.  The Company will on a commercially reasonable best efforts basis raise up to US$25,000,000 which it anticipates lending in certain tranches through TMM to the JV Company over the first 5 years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business.  Out of the US$25,000,000, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs.  During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009, and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius.  As of April 30, 2010, the amount of $1,020,000 had been advanced to TM India for the build out of the mobile digital advertising equipment in public transportation vehicles contemplated by the JV Agreement  Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of Directors of the JV Company may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the JV Company available to satisfy the required working capital.

On January 26, 2010, the Company entered into an Investor Relations Agreement with Fusion.  Terms of the agreement require that the Company pay to Fusion a monthly fee of $20,000 on the first of each month for a period of 12 months, and issue, as additional compensation, 500,000 shares of the Company’s common stock.  The shares of common stock were issued in connection with the agreement on February 18, 2010.  The transaction for services involving common stock was valued at $750,000.

(10)          Recent Accounting Pronouncements

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
APRIL 30, 2010, AND 2009
(Unaudited)

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

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

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

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.  The management of the Company does not believe the adoption of this pronouncement to have material impact on its consolidated financial statements.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010, AND 2009
(Unaudited)

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

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The management of the Company does not believe the adoption of this pronouncement to have material impact on its financial statements.

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

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

(11)          Subsequent Events

On May 5, 2010, the Company issued 50,000 shares to Emissary Capital in accordance with a Financial Advisory and Independent Equity Research Consulting Agreement (“Emissary’s Consulting Agreement”) entered into between the Company and Emissary Capital dated March 26, 2010.

In May 2010, the Company received gross proceeds of $67,150 from four investors related to the subscription of 38,371 shares of the Company’s common stock at a price of $1.75 per share.

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

In accordance with the JV Agreement, TM Mauritius and PML will form a new private India company (the “JV Company”) where TM Mauritius will own 85% and PML will own 15%.  As of the date of the filing of this Form 10-Q, the JV Company has not yet been incorporated and is expected to receive government approval and issuance of a Certificate of Registration in the next four to five weeks.  However, the name for the JV Company has been approved, which is TechMedia Fleet (India) Private Limited.  The JV Company will operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India (the “Business”).  The newly-fitted buses and trains will display third-party commercial content and advertisements for a fee.

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

The Company will on a commercially reasonable best efforts basis attempt to raise up to US$25,000,000 which it anticipates lending in certain tranches through TM Mauritius to the JV Company over the first five years of the JV Company’s business, which is the initial intended working capital required to install, commission, maintain and commercialize mobile digital advertising platforms onto buses and trains and operate the Business.  Out of the US$25,000,000 the Company intends to raise, US$5,000,000 is to be set aside as a contingency fund for the JV Company’s working capital needs.  During the first year of incorporation of the JV Company, TM Mauritius is to advance US$12,270,000 to the JV Company with the first US$1,000,000 to be provided by October 31, 2009, which funds were advanced to PML on behalf of the JV Company as the JV Company has not yet received government approval for incorporation, and which funds have been applied towards the installation of the digital advertising platforms in buses, and a subsequent amount of US$4,000,000 to be provided as soon as certain expenses have been incurred by PML and certified by TM Mauritius.  Additional amounts of US$1,932,500 are to be advanced by TM Mauritius to the JV Company on a yearly basis thereafter, however, the Board of Directors of the JV Company, once incorporated, may determine to reduce or eliminate such additional capital contributions by TM Mauritius depending on the amount of revenues produced by the Business of the JV Company available to satisfy the required working capital.

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

Plan of Operations

We intend to focus on outdoor advertising and over the next few years and, our focus is expected to be in market consolidation, by forming key alliances in outdoor advertising in India.  The business of the Company will be conducted through its subsidiary, TM Mauritius, which intends to conduct its business through the JV Company in India as well as through TM India.

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

Liquidity and Capital Resources

Our registered independent auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to meet our financial obligations.  This is because we have not generated any revenues and no revenues are anticipated until our business is developed. We expect to provide advertising services to clients and receive payment from such clients for our services.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than revenues.  Our only other source for cash at this time is investments by others in the Company.  We must raise cash to implement our project and stay in business.

As of April 30, 2010, the Company had current assets of $980,687, including cash resources of $245,179, and current liabilities of $154,221 providing the Company with working capital of $826,466, compared with working capital of $3,289,864 for the year ended July 31, 2009.

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

On November 26, 2009, we entered into a Funding Equity Agreement (the “FEA”) with Excel Financial Services Inc. (“EFS”) whereby EFS was to act as the syndicator for us for funding of an initial amount of US$2,000,000, with an option to increase such funding up to US$10,000,000, on or before January 22, 2010, by way of us issuing a convertible debenture and/or share purchase warrants (the “Debenture”) to EFS.  The Debenture, terms of which needed to be negotiated, was to be convertible into fully paid and non-assessable voting and equity shares of our common stock at prevailing market conditions and the discounted price of our shares at the time of conversion.  However, even after entering into an Amendment Agreement with EFS since the closing of the FEA did not occur on or before January 22, 2010, the parties failed to reach an agreement on terms that were acceptable to both parties and the FEA was terminated by EFS on April 9, 2010.

The foregoing description of the FEA does not purport to be complete and is qualified in its entirety by reference to the FEA, which was attached as Exhibit 10.1 to our Form 8-K filed on EDGAR on November 30, 2009, and which is incorporated herein by reference.

The foregoing description of the Amendment Agreement with Excel Financial Services does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which was attached as Exhibit 10.2 to our amended Form 8-K filed on EDGAR on February 2, 2010, and which is incorporated herein by reference.

During the quarter ended April 30, 2010, we received gross proceeds of $52,500 from one investor for the subscription of 30,000 shares of our common stock at a price of $1.75 per share.  During the month of May 2010, we received gross proceeds of $67,150 from four investors for the subscription of 38,371 shares of our common stock at a price of $1.75 per share.

Results of Operation

We have not generated any revenues to date from our operations.

Three month period ended April 30, 2010

Stock-based compensation:  Stock-based compensation expenses were $907,464 and nil for the three months ended April 30, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended April 30, 2010.

Management fees:  Management expenses were $8,706 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $109,474 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Investor Relations:  Investor Relations expenses were $247,500 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the investor relations agreements entered into during the three months ended April 30, 2010.

Salary:  Salary expenses were $29,777 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Travel:  Travel expenses were $61,009 and $2,000 for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Professional fee:  Professional expenses were $52,833 and $4,310 for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to more professional services being required relating to the new business of the Company.

Office supplies and expenses:  Office supplies and expenses were $26,580 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity and offices in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Office Rent:  Office Rent expenses were $15,409 and nil for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased offices in the Company during the three months ended April 30, 2010, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $98,860 and $43,265 for the three months ended April 30, 2010 and 2009, respectively.  This increase was due to the increased activity of the Company during the three months ended April 30, 2010.

Depreciation:  Depreciation was $975 and $250 for the three months ended April 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $1,564,304 and $49,825 for the three months ended April 30, 2010 and 2009, respectively.  This increase in net loss of $1,514,479 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, investor relations expenses, salary, travel expenses, professional fees, office supplies and expenses and office rent of the Company during the three months ended April 30, 2010.

Nine month Period Ended April 30, 2010

Stock-based compensation:  Stock-based compensation expenses were $2,076,648 and nil for the nine months ended April 30, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the nine month period ended April 30, 2010.

Management fees:  Management expenses were $208,229 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $365,083 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Investor Relations:  Investor Relations expenses were $247,500 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the investor relations agreements entered into during the nine months ended April 30, 2010.

Salary:  Salary expenses were $141,501 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased in officers and directors associated with the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Travel:  Travel expenses were $158,867 and $2,000 for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Professional fee:  Professional expenses were $88,454 and $5,119 for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Office supplies and expenses:  Office supplies and expenses were $136,685 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Office Rent:  Office Rent expenses were $36,685 and $582 for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased offices in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $329,954 and $105,481 for the nine months ended April 30, 2010 and 2009, respectively.  This increase was due to the increased activity of the Company during the nine months ended April 30, 2010.

Depreciation:  Depreciation was $2,276 and $1,350 for the nine months ended April 30, 2010 and 2009, respectively.

Net Loss:  Net loss was $3,804,956 and $117,224 for the nine months ended April 30, 2010 and 2009, respectively.  This increase in net loss of $3,687,732 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, investor relations expenses, salary, travel expenses, professional fees, office supplies and expenses and office rent of the Company during the nine months ended April 30, 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being April 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer).

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, currently implemented controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2010, we issued 50,000 shares to Emissary Capital Group, LLC in accordance with the terms of a Financial Advisory and Independent Equity Research Consulting Agreement, dated March 26, 2010, entered into between us and Emissary Capital Group, LLC.  We believe that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

During the quarter ended April 30, 2010, we received gross proceeds of $52,500 from one investor for the subscription of 30,000 shares of our common stock at a price of $1.75 per share.  During the month of May 2010, we received gross proceeds of $67,150 from four investors for the subscription of 38,371 shares of our common stock at a price of $1.75 per share.  We believe that the shares when issued to such investors will be exempt from registration under Regulation S promulgated under the Securities Act as the securities when issued will be issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Excel Financial Services and us failed to reach an agreement on terms that were acceptable to both parties and the Funding Equity Agreement was terminated by Excel Financial Services on April 9, 2010.

On May 5, 2010, we issued 50,000 shares to Emissary Capital Group, LLC (“Emissary”) in accordance with the terms of a Financial Advisory and Independent Equity Research Consulting Agreement (the “Agreement”), dated March 26, 2010, entered into between us and Emissary.  The Company believes that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.  In addition to the 50,000 shares of our common stock issued to Emissary, we are required to issue to Emissary another 200,000 upon the closing of an equity or debt financing generating maximum gross offering proceeds of $5,000,000, as well as a cash amount up to ten percent (10%) of the gross proceeds delivered to any entity or individual who undertakes the financing.  The term of the Agreement is for a period of one year and may be terminated by either party at any time and for any reason by providing written notice.  A copy of the Agreement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS

(a)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1	Financial Advisory and Independent Equity Research Consulting Agreement between TechMedia Advertising, Inc. and Emissary Capital Group, LLC, dated March 26, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC. (Registrant)
Date: June 14, 2010	By:/s/ Johnny Lain Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)