Form 10-Q/A
period 2009-10-31
TechMedia Advertising, Inc.
filed 2011-02-03
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to                                               to ___________________

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

TABLE OF CONTENTS

EXPLANATORY NOTE

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the period ended October 31, 2009, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.  For the period ended October 31, 2009, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $343,022 for the period.  Management also determined that for the same period a payment for consulting services in the amount of $93,808 was incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $93,808.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $249,214, stock-based compensation expense by $343,022, and increased consulting fees by $93,808.  The adjustments had an impact of decreasing the net (loss) for the period by $249,214.  (Loss) per share – basic and diluted for the period decreased from $(0.03) per share to $(0.02) per share.

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

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (RESTATED) (NOTES 2 AND 3)
AS OF OCTOBER 31, 2009, AND JULY 31, 2008
(Unaudited)

	October 31,	July 31,
	2009	2009
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$2,206,074	$2,784,198
Accounts receivable - Related Parties
Note Note receivable	-	350,000
Advance	85,000	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,000	436,545
Prepaid consulting fees and rent expense	106,874	93,808
Total current assets	2,397,948	3,314,551
Property and Equipment:
Computer equipment and peripherals	7,445	3,000
	7,445	3,000
Less - Accumulated depreciation and amortization	(1,494)	(750)
Net property and equipment	5,951	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$2,410,616	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$19,191	$3,658
Accrued liabilities	53,067	20,529
Due to Director and stockholder	19,475	500
Total current liabilities	91,733	24,687
Total liabilities	91,733	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,100,000,000 shares authorized; 47,294,000 and 44,919,000 shares issued and outstanding in October 2009, and July 2009, respectively	47,294	44,919
Additional paid-in capital	3,271,422	1,234,006
Common stock subscribed	-	2,275,000
Accumulated other comprehensive (loss)	(746)	-
(Deficit) accumulated during the development stage	(999,087)	(248,811)
Total stockholders' equity	2,318,883	3,305,114
Total Liabilities and Stockholders' Equity	$2,410,616	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (RESTATED) (NOTES 2 AND 3)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception
	(Restated)		(Restated)
Revenues	$-	$-	$-
Expenses:
General and administrative-
Stock-based compensation	241,570	-	241,570
Legal and accounting fees	132,672	1,500	135,222
Management fee	20,012	374	23,088
Consulting fee	368,866	-	368,866
Salary	66,006	-	66,006
Travel	62,235	-	62,235
Professional fee	28,695	-	28,695
Office supplies & expenses	30,917	-	31,071
Others	21,873	-	29,349
Office rent	11,581	672	11,581
Depreciation and amortization	744	425	744
Advertising fee	660	-	660
Total general and administrative expenses	985,831	2,971	999,087
(Loss) from Operations	(985,831)	(2,971)	(999,087)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(985,831)	$(2,971)	$(999,087)
Comprehensive (Loss):
Foreign currency translation	(268)	-	(746)
Total Comprensive (Loss)	$(986,099)	$(2,971)	$(999,833)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	46,970,902	43,120,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (NOTE 2)
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009, AND 2008, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH OCTOBER 31, 2009 (NOTE 3)
(Unaudited)

	Three Months Ended		Cumulative
	October 31,		From
	2009	2008	Inception
	(Restated)		(Restated)
Operating Activities:
Net (loss)	$(985,831)	$(13,528)	$(999,087)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock-based compensation	241,570	-	241,570
Depreciation and amortization	744	283	1,494
Common stock issued for consulting services	16,667	-	16,667
Recapitalization from reverse merger	235,555	-	235,555
Changes in assets and liabilities-
Accounts receivable	-	-	-
Prepaid consulting fees and rent	(20,292)	499	(147,113)
Accounts payable - Trade	15,533	75	19,191
Accrued liabilities	13,605	(1,750)	53,067
Net Cash (Used in) Operating Activities	(482,449)	(14,421)	(578,656)
Investing Activities:
Cash acquired in business combination	200,161	-	-
Website development costs	-	(5,100)	(5,100)
Purchase of computers and peripherals	(286)	-	(7,445)
Net Cash (Used in) Investing Activities	199,875	(5,100)	(12,545)
Financing Activities:
Issuance of common stock for cash	-	-	3,662,250
Due from TechMedia Singapore - Related Party	-	-	(85,000)
Loan to TechMedia India - Related Party	(85,000)	-	(435,000)
Payments of finder's fee	(227,500)	-	(362,425)
Due to Director and stockholder	17,696	-	18,196
Net Cash (Used in) Provided by Financing Activities	(294,804)	-	2,798,021
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(746)	-	(746)
Net (Decrease) Increase in Cash and Cash Equivalents	(578,124)	(19,521)	2,206,074
Cash and Cash Equivalents - Beginning of Period	2,784,198	38,131	-
Cash and Cash Equivalents - End of Period	$2,206,074	$18,610	$2,206,074

Supplemental Disclosure of Cash Flow Information:	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

In January 2009, the former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of the $14,600 debt. The amount of forgiven debt of the repayment of $14,600 was considered as an addition to paid-in capital in the accompanying balance sheet as of July 31, 2009.

On September 17, 2009, the Company issued 100,000 shares to a consulting company for certain financial advisory and research services which will be performed over a one-year period. The services were valued at $100,000.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

   Unaudited Interim Consolidated Financial Statements

The accompanying consolidated financial statements of the Company as of October 31, 2009, and July 31, 2009, and for the three months ended October 31, 2009, and 2008, and cumulative from inception are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of October 31, 2009, July 31, 2009, and the results of its operations and its cash flows for the three months ended October 31, 2009, and 2008.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC on October 20, 2009, for additional information, including significant accounting policies.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

(3)	Restatement

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the period ended October 31, 2009, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.  For the period ended October 31, 2009, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $343,022 for the period.  Management also determined that for the same period a payment for consulting services in the amount of $93,808 was incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $93,808.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $249,214, stock-based compensation expense by $343,022, and increased consulting fees by $93,808.  The adjustments had an impact of decreasing the net (loss) for the period by $249,214.  (Loss) per share – basic and diluted for the period decreased from $(0.03) per share to $(0.02) per share.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

(4)	Change in Management

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

(5)	Loan from Related Party

As of October 31, 2009, a loan from an individual who is an employee of a subsidiary of the Company amounted to $19,475 (October 31, 2008 - $0).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

(6)	Common Stock

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
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

As of October 31, 2009, there were 47,294,000 shares of common stock issued and outstanding.

(7)	Common Stock Options

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

	October 31, 2009	October 31, 2008
Five Year Risk Free Interest Rate	2.39%	-
Dividend Yield	0.00%	-
Volatility	70.96%	-
Average Expected Term (Years to Exercise)	5	-

A summary of the status of options granted as of October 31, 2009 is as follows:

	For The Period Ended October 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at October 31, 2009	1,900,000	$2.22
Exercisable at October 31, 2009	570,000	$2.22

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

A summary of the status of options outstanding as of October 31, 2009, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.22	1,900,000	4.83	$2.22	570,000	$2.22

The weighted average grant date fair value of options granted during the three months ended October 31, 2009, was $0.42.  The compensation expense for the three months ended October 31, 2009, totaled $241,570.

(8)	Income Taxes

The provision (benefit) for income taxes for the three months ended October 31, 2009, and 2008, was as follows (using a 15 percent effective Federal income tax rate):

	Three Months Ended
	October 31,
	2009	2008
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$147,875	$446
Change in valuation allowance	(147,875)	(446)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of October 31, 2009, and July 31, 2009, as follows:

	As of	As of
	October 31,	July 31,
	2009	2009
Loss carryforwards	$149,863	$37,322
Less - Valuation allowance	(149,863)	(37,322)
Total net deferred tax assets	$-	$-

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

As of October 31, 2009, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $999,087 (July 31, 2009 - $248,811) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the accompanying consolidated financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future.  Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(9)	Related Party Transactions

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

On April 27, 2009, the Company and TM India signed a loan agreement.  TechMedia agreed to loan to TM India the principle amount of up to $1,000,000 for the purpose of financing the company with such funds being used to equip buses in India under the business arrangement between the company and Peacock Media Ltd.  The loan is bearing an annual interest rate at 3 percent and will be due and payable one year from the date of agreement.  On August 6, the Company becomes the owner of TM India through TM Mauritius, such loan were treated as an inter-corporate loan.  As of October 31, 2009, TechMedia had transferred $450,000 to TM India.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
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

(10)	Commitments and Contingencies

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

(11)	Recent Accounting Pronouncements

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
OCTOBER 31, 2009, AND 2008
(Unaudited)

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

(12)	Subsequent Events

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

During the three month period ended October 31, 2009, we raised proceeds from the sale of our securities as follows:

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

Stock-based compensation:  Stock-based compensation expenses were $241,570 and nil for the three months ended October 31, 2009 and 2008, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended October 31, 2009.

Management fees:  Management expenses were $20,012 and $374 for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $368,866 and nil for the three months ended October 31, 2009 and 2008 respectively.  This increase was due to the increased activity in the Company during the three months ended October 31, 2009, relating to the new business of the Company.

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

Depreciation:  Depreciation was $744 and $425 for the three months ended October 31, 2009 and 2008, respectively.

Net Loss:  Net loss was $985,831 and $2,971 for the three months ended October 31, 2009 and 2008, respectively.  This increase in net loss of $982,860 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses, professional fees, and office supplies and expenses of the Company during the three months ended October 31, 2009.

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

TECHMEDIA ADVERTISING, INC. (Registrant)
Date: January 31, 2011	By:/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)