Form 10-Q/A
period 2010-01-31
TechMedia Advertising, Inc.
filed 2011-02-18
CIK 1415605

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

EXPLANATORY NOTE

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and six months ended January 31, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.

For the three months ended January 31, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $343,022 for the three-month period.  Management also determined that for the same period payments for consulting services in the amount of $233,346 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $233,346.  The adjustments had an impact of decreasing the net (loss) for the period by $109,676.  (Loss) per share – basic and diluted for the three-month period remained the same at $(0.02) per share.

For the six months ended January 31, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $686,044 for the six-month period.  Management also determined that for the same period payments for consulting services in the amount of $327,154 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $327,154.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $358,890, stock-based compensation expense by $686,044, and management fees by $175,000, and increased consulting fees by $502,154.  The adjustments had an impact of decreasing the net (loss) for the period by $358,890.  (Loss) per share – basic and diluted for the period decreased from $(0.05) per share to $(0.04) per share.

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

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND 2009
(Unaudited)

Restated Consolidated Financial Statements-

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

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2) (RESTATED)
AS OF JANUARY 31, 2010, AND JULY 31, 2009 (NOTE 3)
(Unaudited)

	As of	As of
	January 31,	July 31,
	2010	2009
	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$667,765	$2,784,198
Accounts receivable - Related Parties
Note Note receivable	-	350,000
Advance	85,000	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,000	436,545
Prepaid consulting fees and rent expense	123,160	93,808
Total current assets	875,925	3,314,551
Property and Equipment:
Computer equipment and peripherals	6,551	3,000
	6,551	3,000
Less - Accumulated depreciation and amortization	(2,051)	(750)
	4,500	2,250
Construction work in progress	1,020,000	-
Net property and equipment	1,024,500	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$1,907,142	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$29,407	$3,658
Accrued liabilities	86,762	20,529
Due to Director and stockholder	47,475	500
Total current liabilities	163,644	24,687
Total liabilities	163,644	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,100,000 shares authorized; 47,294,000 and 44,919,000 shares issued and outstanding in 2010 and 2009, respectively	47,294	44,919
Additional paid-in capital	3,512,992	1,234,006
Common stock subscribed	-	2,275,000
Accumulated other comprehensive income	78,230	-
(Deficit) accumulated during the development stage	(1,895,018)	(248,811)
Total stockholders' equity	1,743,498	3,305,114
Total Liabilities and Stockholders' Equity	$1,907,142	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE (LOSS) (NOTE 2) (RESTATED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2009 (NOTE 3)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	January 31,		January 31,		From
	2010	2009	2010	2009	Inception
	(Restated)		(Restated)		(Restated)
Revenues	$-	$-	$-	$-	$-
Expenses:
General and administrative-
Stock-based compensation	241,570	-	483,140	-	483,140
Legal and accounting fees	98,422	-	231,094	62,216	233,644
Management fee	4,505	-	24,523	-	27,599
Consulting fee	388,896	-	757,762	-	757,762
Salaries and wages	45,718	-	111,724	-	111,724
Travel	35,623	-	97,858	-	97,858
Professional fees	6,926	60,716	35,621	-	35,621
Office supplies and other	57,316	3,037	110,106	3,501	116,986
Office rent	9,695	-	21,276	582	21,276
Depreciation and amortization	563	675	1,301	1,100	2,051
Advertising and promotion	6,697	-	7,357	-	7,357
Total general and administrative expenses	895,931	64,428	1,881,762	67,399	1,895,018
(Loss) from Operations	(895,931)	(64,428)	(1,881,762)	(67,399)	(1,895,018)
Other Income (Expense)	-	-	-	-	-
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(895,931)	$(64,428)	$(1,881,762)	$(67,399)	$(1,895,018)
Comprehensive (Loss):
Foreign currency translation	78,976	-	78,230	-	78,230
Total Comprensive (Loss)	$(816,955)	$(64,428)	$(1,803,532)	$(67,399)	$(1,816,788)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	47,294,000	43,120,000	47,268,457	43,120,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2)  (RESTATED)
FOR THE SIX MONTHS ENDED JANUARY 31, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JANUARY 31, 2010 (NOTE 3)
(Unaudited)

	Six Months Ended		Cumulative
	January 31,		From
	2010	2009	Inception
	(Restated)		(Restated)
Operating Activities:
Net (loss)	$(1,881,762)	$(67,399)	$(1,895,018)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock-based compensation	483,140	-	483,140
Depreciation and amortization	1,301	1,100	2,051
Consulting services paid by the issuance of common stock	33,334	-	33,334
Disposal of computers and peripherals	608	-	608
Recapitalization from reverse merger	49,276	-	49,276
Changes in assets and liabilities-
Prepaid consulting fees and other	46,897	582	(179,374)
Accounts payable - Trade	25,749	9	29,407
Accrued liabilities	57,692	43,167	78,221
Net Cash (Used in) Operating Activities	(1,183,765)	(22,541)	(1,398,355)
Investing Activities:
Cash acquired in business combination	200,161	-	200,161
Purchases of property and equipment	(1,020,000)	(3,000)	(1,022,392)
Website development costs	-	-	(5,100)
Net Cash (Used in) Investing Activities	(819,839)	(3,000)	(827,331)
Financing Activities:
Issuance of common stock for cash	-	493,663	3,662,250
Due to TechMedia Singapore - Related Party	1,545		(85,000)
Due to TechMedia India - Related Party	-		(435,000)
Payments of finder's fee	(227,500)	-	(362,425)
Due to Director and stockholder	34,896	-	35,396
Net Cash (Used in) Provided by Financing Activities	(191,059)	493,663	2,815,221
Effect of Exchange Rate Changes on Cash and Cash Equivalents	78,230	-	78,230
Net (Decrease) Increase in Cash and Cash Equivalents	(2,116,433)	468,122	667,765
Cash and Cash Equivalents - Beginning of Period	2,784,198	2,869	-
Cash and Cash Equivalents - End of Period	$667,765	$470,991	$667,765

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

     Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company as of January 31, 2010, and July 31, 2009, and for the three and six months ended January 31, 2010, and 2009, and cumulative from inception are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of January 31, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and six months ended January 31, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC on October 20, 2009, for additional information, including significant accounting policies.

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
JANUARY 31, 2010, AND JULY 31, 2009
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
JANUARY 31, 2010, AND JULY 31, 2009
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

   Estimates

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of January 31, 2010, and July 31, 2009, and expenses for the three and six months ended January 31, 2010, and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

(3)           Restatement

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and six months ended January 31, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.

For the three months ended January 31, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $343,022 for the three-month period.  Management also determined that for the same period payments for consulting services in the amount of $233,346 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $233,346.  The adjustments had an impact of decreasing the net (loss) for the period by $109,676.  (Loss) per share – basic and diluted for the three-month period remained the same at $(0.02) per share.

For the six months ended January 31, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $686,044 for the six-month period.  Management also determined that for the same period payments for consulting services in the amount of $327,154 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $327,154.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $358,890, stock-based compensation expense by $686,044, and management fees by $175,000, and increased consulting fees by $502,154.  The adjustments had an impact of decreasing the net (loss) for the period by $358,890.  (Loss) per share – basic and diluted for the period decreased from $(0.05) per share to $(0.04) per share.

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
JANUARY 31, 2010, AND JULY 31, 2009
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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)
	October 31, 2009	October 31, 2008
Five Year Risk Free Interest Rate	2.39%	-
Dividend Yield	0.00%	-
Volatility	70.96%	-
Average Expected Term (Years to Exercise)	5	-

A summary of the status of options granted as of January 31, 2010 is as follows:

	For The Period Ended January 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at January 31, 2010	1,900,000	$2.22
Exercisable at January 31, 2010	760,000	$2.22

A summary of the status of options outstanding as of January 31, 2010, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$2.22	1,900,000	4.58	$2.22	760,000	$2.22

The weighted average grant date fair value of options granted during the six months ended January 31, 2010 was $0.42.  The compensation expense for the three and six months ended January 31, 2010, amounted to $241,570, and $483,140, respectively.

(7)           Income Taxes

The provision (benefit) for income taxes for the six months ended January 31, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010, and a 15 percent effective Federal income tax rate in 2009):

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

	Six Months Ended
	January 31,
	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$639,799	$10,110
Change in valuation allowance	(639,799)	(10,110)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of January 31, 2010, and July 31, 2009, as follows:

	As of	As of
	January 31,	July 31,
	2010	2009

Loss carryforwards	$644,306	$19,973
Less - Valuation allowance	(644,306)	(19,973)

Total net deferred tax assets	$-	$-

As of January 31, 2010, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $1,895,018 (July 31, 2009 - $248,811) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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
JANUARY 31, 2010, AND JULY 31, 2009
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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

On January 26, 2010, the Company entered into an Investor Relations Agreement with Fusion Capital, LLC (“Fusion”).  Terms of the agreement require that the Company pay to Fusion a monthly fee of $20,000 on the 1st of each month for a period of 12 months, and issue, as additional compensation, 500,000 shares of the Company’s common stock.  The shares of common stock were issued in connection with the agreement on February 18, 2010.

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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
JANUARY 31, 2010, AND JULY 31, 2009
(Unaudited)

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

As at January 31, 2010, the Company had current assets of $875,925, including cash resources of $667,765 and current liabilities of $163,644 providing the Company with working capital of $712,281, compared with working capital of $3,289,864 as of July 31, 2009.

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

Three month period ended January 31, 2010

Stock-based compensation:  Stock-based compensation expenses were $241,570 and nil for the three months ended January 31, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended January 31, 2010.

Management fees:  Management expenses were $4,505 and nil for the three months ended January 31, 2010 and 2009, respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $388,896 and nil for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

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

Professional fee:  Professional expenses were $6,926 and $60,716 for the three months ended January 31, 2010 and 2009 respectively.  This decrease was due to more of the professional services being handled by legal and accounting during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009.

Office supplies and expenses:  Office supplies and expenses were $57,316 and $3,037 for the three months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the three months ended January 31, 2010, relating to the new business of the Company.

Legal and accounting fees:  Legal and accounting fees were $98,422 and nil for the three months ended January 31, 2010 and 2009, respectively.  This increase was due to the increased activity of the Company during the three months ended January 31, 2010.

Depreciation:  Depreciation was $563 and $675 for the three months ended January 31, 2010 and 2009, respectively.

Net Loss:  Net loss was $895,931 and $64,428 for the three months ended January 31, 2010 and 2009, respectively.  This increase in net loss of $831,503 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses and office supplies and expenses of the Company during the three months ended January 31, 2010.

Six Month Period Ended January 31, 2010

Stock-based compensation:  Stock-based compensation expenses were $483,140 and nil for the six months ended January 31, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the six month period ended January 31, 2010.

Management fees:  Management expenses were $24,523 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $757,762 and nil for the six months ended January 31, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the six months ended January 31, 2010, relating to the new business of the Company.

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

Net Loss:  Net loss was $1,881,762 and $67,399 for the six months ended January 31, 2010 and 2009, respectively.  This increase in net loss of $1,814,363 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, salary, travel expenses, professional fees, and office supplies and expenses of the Company during the six months ended January 31, 2010.

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

On February 18, 2010, we issued 500,000 shares of our common stock to Fusion Capital LLC (“Fusion”) in accordance with the terms of an Investor Relations Agreement, dated January 26, 2010 entered into between us and Fusion.  We believe that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.  In addition to the 500,000 shares of our common stock issued to Fusion, we are required to pay Fusion a monthly fee of $20,000 on the 1st of every month of the agreement in exchange for Fusion providing investor relations functions throughout the United States and other relevant locations.  The term of the Investor Relations Agreement is for one year and may be terminated with 90 days written notice to the other party.  A copy of the Investor Relations Agreement is attached as Exhibit 99.1 to the Form 10-Q that was filed with the SEC on March 18, 2010 and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)           Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1*	Investor Relations Agreement between TechMedia Advertising, Inc. and Fusion Capital LLC, dated January 26, 2010.

Notes:
(*)	Previously filed as Exhibit 99.1 to the Form 10-Q filed with the SEC on March 18, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC. (Registrant)
Date: February 17, 2011	By:/s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)