Form 10-Q/A
period 2010-04-30
TechMedia Advertising, Inc.
filed 2011-02-18
CIK 1415605

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

EXPLANATORY NOTE

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and nine months ended April 30, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.

For the three months ended April 30, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $665,894 for the three-month period.  The adjustment had an impact of decreasing the net (loss) for the period by $665,894.  (Loss) per share – basic and diluted for the three-month period decreased from $(0.03) per share to $(0.02) per share.

For the nine months ended April 30, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $1,351,938 for the nine-month period.  Management also determined that for the same period payments for consulting services in the amount of $327,154 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $327,154.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $1,024,784, stock-based compensation expense by $1,351,938, and management fees by $175,000, and increased consulting fees by $502,154.  The adjustments had an impact of decreasing the net (loss) for the period by $1,024,784.  (Loss) per share – basic and diluted for the period decreased from $(0.08) per share to $(0.06) per share.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010, are not necessarily indicative of the results that can be expected for the full year.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
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

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (NOTE 2) (RESTATED)
AS OF APRIL 30, 2010, AND JULY 31, 2009 (NOTE 3)
(Unaudited)

ASSETS

	April 30,	July 31,
	2010	2009
	(Restated)
Current Assets:
Cash and cash equivalents	$245,179	$2,784,198
Accounts receivable - Related parties
Note receivable	-	350,000
Advance	85,929	85,000
Interest	-	1,545
Total accounts receivable - Related parties	85,929	436,545
Prepaid consulting fees and rent expense	649,579	93,808
Total current assets	980,687	3,314,551
Property and Equipment:
Computer equipment and peripherals	11,442	3,000
	11,442	3,000
Less - Accumulated depreciation and amortization	(3,026)	(750)
	8,416	2,250
Construction work in progress	1,020,000	-
Net property and equipment	1,028,416	2,250
Other Assets:
Deferred acquisition costs	-	13,000
Goodwill	6,717	-
Total other assets	6,717	13,000
Total Assets	$2,015,820	$3,329,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$19,688	$3,658
Accrued liabilities	80,198	20,529
Due to Directors and stockholders	54,445	500
Total current liabilities	154,331	24,687
Total liabilities	154,331	24,687
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $0.001 per share; 1,100,000,000
shares authorized; 47,794,000 and 44,919,000 shares
issued and outstanding in 2010 and 2009, respectively	47,794	44,919
Additional paid-in capital	4,504,062	1,234,006
Common stock subscribed	52,500	2,275,000
Accumulated other comprehensive income	50,561	-
(Deficit) accumulated during the development stage	(2,793,428)	(248,811)
Total stockholders' equity	1,861,489	3,305,114
Total Liabilities and Stockholders' Equity	$2,015,820	$3,329,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) (NOTE 2) (RESTATED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010 (NOTE 3)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	April 30,		April 30,		From
	2010	2009	2010	2009	Inception
	(Restated)		(Restated)		(Restated)

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative-
Stock-based compensation	241,570	-	724,710	-	724,710
Legal and accounting fees	98,860	43,265	329,954	105,481	332,504
Management fees	8,706	-	33,229	-	36,305
Consulting fees	109,474	-	867,236	-	867,236
Investor relations	247,500	-	247,500	-	247,500
Salaries and wages	29,777	-	141,501	-	141,501
Travel	61,009	2,000	158,867	2,000	158,867
Professional fees	52,833	4,310	88,454	5,119	88,454
Office supplies and other	26,580	-	136,686	-	140,874
Office rent	15,409	-	36,685	582	36,685
Depreciation and amortization	975	250	2,276	1,350	3,026
Advertising and promotion	5,717	-	13,074	-	13,074
Total general and administrative expenses	898,410	49,825	2,780,172	114,532	2,790,736
(Loss) from Operations	(898,410)	(49,825)	(2,780,172)	(114,532)	(2,790,736)
Other Income (Expense):
Loss on write-off website costs	-	-	-	(2,692)	(2,692)
(Loss) Before Income Taxes	(898,410)	(49,825)	(2,780,172)	(117,224)	(2,793,428)
Provision for Income Taxes	-	-	-	-	-
Net (Loss)	$(898,410)	$(49,825)	$(2,780,172)	$(117,224)	$(2,793,428)
Comprehensive (Loss):
Foreign currency translation	(27,669)	-	50,561	-	50,561
Total Comprehensive (Loss)	$(926,079)	$(49,825)	$(2,729,611)	$(117,224)	$(2,742,867)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.00)	$(0.06)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	47,527,333	43,120,000	46,993,453	43,120,000

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TECHMEDIA ADVERTISING, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 2) (RESTATED)
FOR THE NINE MONTHS ENDED APRIL 30, 2010, AND 2009, AND
CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH APRIL 30, 2010 (NOTE 3)
(Unaudited)

	Nine Months Ended		Cumulative
	April 30,		From
	2010	2009	Inception
	(Restated)		(Restated)

Operating Activities:
Net (loss)	$(2,780,172)	$(117,224)	$(2,793,428)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Stock-based compensation	724,710	-	724,710
Depreciation and amortization	2,276	1,350	3,026
Loss on write-off of website cost	-	2,692	2,692
Recapitalization adjustment from reverse merger	49,276	-	49,276
Consulting services paid by the issuance of common stock	251,667	-	251,667
Changes in assets and liabilities-
Prepaid consulting fees and rent	52,145	582	(172,051)
Accounts payable - Trade	16,030	9	19,688
Accrued liabilities	51,128	34,669	71,657
Net Cash (Used in) Operating Activities	(1,632,940)	(77,922)	(1,842,763)
Investing Activities:
Cash acquired in business combination	200,161	-	200,161
Purchases of property and equipment	(1,024,283)	(3,000)	(1,031,442)
Website development costs	-	-	(5,100)
Net Cash (Used in) Investing Activities	(824,122)	(3,000)	(836,381)
Financing Activities:
Issuance of common stock for cash	52,500	1,089,031	3,714,750
Due to TechMedia Singapore - Related Party	616	-	(85,929)
Due to TechMedia India - Related Party	-	-	(435,000)
Deferred acquisition costs	-	(10,000)	-
Payments of finder's fees	(227,500)	-	(362,425)
Due to Directors and stockholders	41,866	500	42,366
Net Cash (Used in) Provided by Financing Activities	(132,518)	1,079,531	2,873,762
Effect of Exchange Rate Changes on Cash and Cash Equivalents	50,561	-	50,561
Net (Decrease) Increase in Cash and Cash Equivalents	(2,539,019)	998,609	245,179
Cash and Cash Equivalents - Beginning of Period	2,784,198	2,869	-
Cash and Cash Equivalents - End of Period	$245,179	$1,001,478	$245,179
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

In January 2009, the former Director, president, and stockholder of the Company waived the repayment of a loan and forgave the Company of the $14,600 debt. The amount of forgiven debt of the repayment of $14,600 was considered as an addition to paid-in captial in the accompanying consolidated balance sheet as of July 31, 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
(Unaudited)

   Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of the Company as of April 30, 2010, and July 31, 2009, and for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception are unaudited.  However, in the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of April 30, 2010, and July 31, 2009, and the results of its operations and its cash flows for the three and nine months ended April 30, 2010, and 2009, and cumulative from inception.  These results are not necessarily indicative of the results expected for the fiscal year ending July 31, 2010.  The accompanying consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America.  Refer to the Company’s audited financial statements as of July 31, 2009, filed with the SEC on October 20, 2009, for additional information, including significant accounting policies.

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

   Property and equipment

Property and equipment are recorded at historical cost.  Minor additions and betterments are expensed in the year incurred.  Major additions and renewals are capitalized and depreciated over their estimated useful lives.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  The Company uses the straight-line method of depreciation.  The estimated useful life of property and equipment is as follows:

Computer equipment and peripherals	3 years

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
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
APRIL 30, 2010, AND 2009
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
APRIL 30, 2010, AND 2009
(Unaudited)

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

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
(Unaudited)

(3) Restatement

On December 10, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and nine months ended April 30, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended July 31, 2010.

For the three months ended April 30, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $665,894 for the three-month period.  The adjustment had an impact of decreasing the net (loss) for the period by $665,894.  (Loss) per share – basic and diluted for the three-month period decreased from $(0.03) per share to $(0.02) per share.

For the nine months ended April 30, 2010, the Company recorded stock-based compensation related to stock options issued to employees and non-employees at a value of $2.22 per share of common stock underlying each stock option when the fair market value of such underlying shares should have been valued at $1.00 per share resulting in an overstatement of expense and additional paid-in capital of $1,351,938 for the nine-month period.  Management also determined that for the same period payments for consulting services in the amount of $327,154 were incorrectly reported as an offset to additional paid-in capital, and should have been reported as a consulting fee expense in the unaudited consolidated financial statements resulting in an understatement of expense by $327,154.  Lastly, reclassifications of depreciation expense of $6 and consulting fees of $175,000 from management fees were also made to correct the presentation of such expenses.  Such reclassifications did not have an impact on the net (loss) for the period.  The Company corrected the errors by decreasing additional paid-in capital by $1,024,784, stock-based compensation expense by $1,351,938, and management fees by $175,000, and increased consulting fees by $502,154.  The adjustments had an impact of decreasing the net (loss) for the period by $1,024,784.  (Loss) per share – basic and diluted for the period decreased from $(0.08) per share to $(0.06) per share.

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
APRIL 30, 2010, AND 2009
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

As of April 30, 2010, a loan from an individual who is an employee of a subsidiary of the Company amounted to $15,445 (July 31, 2009 - $15,445).  The loan was provided for working capital purposes, and is unsecured, non-interest bearing, and has no terms for repayment.

As of April 30, 2010, the Company owed four Directors the amount of $38,500, as consulting fees payable (included in due to related party in the accompanying consolidated balance sheets), in accordance with a Consulting Agreement, dated November 30, 2009.

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
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
APRIL 30, 2010, AND 2009
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

The fair value of each option granted has been estimated on the date of grant using the Black-Scholes pricing model, using the following assumptions:

August 31, 2009
Five Year Risk Free Interest Rate	2.39%
Dividend Yield	0.00%
Volatility	70.96%
Average Expected Term (Years to Exercise)	5

A summary of the status of options granted as of April 30, 2010, is as follows:

	For The Period Ended April 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding at August 31, 2009	-	-
Granted	1,900,000	$2.22
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at April 30, 2010	1,900,000	$2.22
Exercisable at April 30, 2010	1,710,000	$2.22

A summary of the status of options outstanding as of April 30, 2010, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$ 2.22	1,900,000	4.25	$ 2.22	1,710,000	$ 2.22

TECHMEDIA ADVERTISING, INC.  AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
APRIL 30, 2010, AND 2009
(Unaudited)

The weighted average grant date fair value of options granted during the nine months ended April 30, 2010 was $0.42.  The compensation expense for the three and nine months ended April 30, 2010, amounted to $241,570, and $724,710, respectively.

(7)           Income Taxes

The provision (benefit) for income taxes for the nine months ended April  30, 2010, and 2009, was as follows (using a 34 percent effective Federal income tax rate in 2010, and a 15 percent effective Federal income tax rate in 2009):

	Nine Months Ended
	April 30,
	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$945,258	$(17,584)
Change in valuation allowance	(945,258)	17,584
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of April 30, 2010, and July 31, 2009, as follows:

	As of	As of
	April 30,	July 31,
	2010	2009

Loss carryforwards	$982,580	$37,322
Less - Valuation allowance	(982,580)	(37,322)
Total net deferred tax assets	$-	$-

As of April 30, 2010, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $2,793,428 (July 31, 2009 - $248,811) that may be offset against future taxable income.  The net operating loss carryforwards will begin to expire in the year 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

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
APRIL 30, 2010, AND 2009
(Unaudited)

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
APRIL 30, 2010, AND 2009
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
APRIL 30, 2010, AND 2009
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
APRIL 30, 2010, AND 2009
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

Plan of Operations

We intend to focus on outdoor advertising over the next few years and our focus is expected to be in market consolidation by forming key alliances in outdoor advertising in India.  The business of the Company will be conducted through its subsidiary, TM Mauritius, which intends to conduct its business through the JV Company in India as well as through TM India.

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

As of April 30, 2010, the Company had current assets of $980,687, including cash resources of $245,179, and current liabilities of $154,331 providing the Company with working capital of $826,356, compared with working capital of $3,289,864 as of July 31, 2009.

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

Three month period ended April 30, 2010

Stock-based compensation:  Stock-based compensation expenses were $241,570 and nil for the three months ended April 30, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the three month period ended April 30, 2010.

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

Professional fees:  Professional expenses were $52,833 and $4,310 for the three months ended April 30, 2010 and 2009 respectively.  This increase was due to more professional services being required relating to the new business of the Company.

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

Net Loss:  Net loss was $898,410 and $49,825 for the three months ended April 30, 2010 and 2009, respectively.  This increase in net loss of $848,585 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, investor relations expenses, salary, travel expenses, professional fees, office supplies and expenses and office rent of the Company during the three months ended April 30, 2010.

Nine month Period Ended April 30, 2010

Stock-based compensation:  Stock-based compensation expenses were $724,710 and nil for the nine months ended April 30, 2010 and 2009, respectively as the Company provided incentive stock options to its directors, officers and consultants during the nine month period ended April 30, 2010.

Management fees:  Management expenses were $33,229 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

Consulting fees:  Consulting expenses were $867,236 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

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

Office supplies and expenses:  Office supplies and expenses were $136,686 and nil for the nine months ended April 30, 2010 and 2009 respectively.  This increase was due to the increased activity in the Company during the nine months ended April 30, 2010, relating to the new business of the Company.

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

Net Loss:  Net loss was $2,780,172 and $117,224 for the nine months ended April 30, 2010 and 2009, respectively.  This increase in net loss of $2,662,948 resulted primarily from an increase in stock-based compensation expenses, legal and accounting fees, management fees, consulting fees, investor relations expenses, salary, travel expenses, professional fees, office supplies and expenses and office rent of the Company during the nine months ended April 30, 2010.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of April 30, 2010.

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

On May 5, 2010, we issued 50,000 shares to Emissary Capital Group, LLC (“Emissary”) in accordance with the terms of a Financial Advisory and Independent Equity Research Consulting Agreement (the “Agreement”), dated March 26, 2010, entered into between us and Emissary.  The Company believes that the issuance is exempt from registration under Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.  In addition to the 50,000 shares of our common stock issued to Emissary, we are required to issue to Emissary another 200,000 upon the closing of an equity or debt financing generating maximum gross offering proceeds of $5,000,000, as well as a cash amount up to ten percent (10%) of the gross proceeds delivered to any entity or individual who undertakes the financing.  The term of the Agreement is for a period of one year and may be terminated by either party at any time and for any reason by providing written notice.  A copy of the Agreement was attached as Exhibit 99.1 to the Form 10-Q filed with the SEC on June 14, 2010 and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)           Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350
99.1*	Financial Advisory and Independent Equity Research Consulting Agreement between TechMedia Advertising, Inc. and Emissary Capital Group, LLC, dated March 26, 2010.
_______________
Notes:
(*)	Previously filed as Exhibit 99.1 to the Form 10-Q filed with the SEC on June 14, 2010 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC. (Registrant)
Date: February 18, 2011	By:/s/ Johnny Lian Tian Yong

Johnny Lian Tian Yong
President, CEO, Chairman and Director (Principal Executive Officer and Principal Financial Officer)