Form 10-K/A
period 2009-07-31
TechMedia Advertising, Inc.
filed 2011-03-21
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

USE OF NAMES

In this annual report, the terms “TechMedia,” “Company,” “we,” or “our,” unless the context otherwise requires, mean TechMedia Advertising, Inc. and its subsidiaries, if any.

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

By partnering with media space owners in India, we expect to sell outdoor advertising and mobile digital signage, which may range from points of transport, commercial buildings, supermarkets, restaurants and others.

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

ITEM 4. [REMOVED AND RESERVED]

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JULY 31, 2009, AND 2008

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTE 2)
AS OF JULY 31, 2009, AND 2008

	As of
	July 31,
	2009	2008
	(Not Audited)	(Not Audited)

ASSETS

Current Assets:
Cash in bank	$2,784,198	$2,869
Accounts receivable - Related Parties
Note Note receivable	350,000
Advance	85,000
Interest	1,545	-
Total accounts receivable - Related Parties	436,545
Prepaid consulting fees and rent expense	93,808	582
Total current assets	3,314,551	3,451

Property and Equipment:
Computer equipment and peripherals	3,000	-
Website development costs	-	5,100
	3,000	5,100
Less - Accumulated amortization and depreciation	(750)	(1,558)
Net property and equipment	2,250	3,542

Other Assets:
Deferred acquisition costs	13,000	-
Total other assets	13,000	-

Total Assets	$3,329,801	$6,993

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$3,658	$3,649
Accrued liabilities	20,529	4,500
Due to Director and stockholder	500	14,600
Total current liabilities	24,687	22,749
Total liabilities	24,687	22,749

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

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

	Years Ended		Cumulative
	July 31,		From
	2009	2008	Inception
	(Not Audited)	(Not Audited)	(Not Audited)

Revenues	$-	$-	$-

Expenses:
General and administrative-
Professional fees	167,493	20,999	202,842
Transfer agent fees	3,189	12,398	15,587
Travel	3,597	7,501	11,098
Filing fees	2,925	2,666	5,591
Website design and hosting	-	3,900	3,900
Depreciation and amortization	1,600	1,558	3,158
Office rent	582	2,080	2,828
Other	2,522	98	2,660
Total general and administrative expenses	181,908	51,200	247,664

(Loss) from Operations	(181,908)	(51,200)	(247,664)

Other Income (Expense)	(1,147)	-	(1,147)

Provision for income taxes	-	-	-

Net (Loss)	$(183,055)	$(51,200)	$(248,811)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,386,153	43,120,000

The accompanying notes to financial statements are
an integral part of these statements.

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIODS FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009 (NOT AUDITED)

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

The accompanying notes to financial statements are
an integral part of these statements

TECHMEDIA ADVERTISING, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE YEARS ENDED JULY 31, 2009, AND 2008,
AND CUMULATIVE FROM INCEPTION (JANUARY 30, 2007)
THROUGH JULY 31, 2009

	Years Ended		Cumulative
	July 31,		From
	2009	2008	Inception
	(Not Audited)	(Not Audited)	(Not Audited)

Operating Activities:
Net (loss)	$(183,055)	$(51,200)	$(248,811)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	1,175	1,558	2,733
(Loss) on write-off of website development costs	3,117	-	3,117
Changes in assets and liabilities-
Interest receivable - Related Party	(1,545)	-	(1,545)
Prepaid consulting fees and rent	(93,226)	1,081	(93,808)
Accounts payable - Trade	9	3,649	3,658
Accrued liabilities	16,029	750	20,529
Net Cash (Used in) Operating Activities	(257,496)	(44,162)	(314,127)

Investing Activities:
Website development costs	-	(5,100)	(5,100)
Due from TechMedia Singapore - Related Party	(85,000)	-	(85,000)
Loan to TechMedia India - Related Party	(350,000)	-	(350,000)
Purchase of computers and peripherals	(3,000)	-	(3,000)
Net Cash (Used in) Investing Activities	(438,000)	(5,100)	(443,100)

Financing Activities:
Issuance of common stock for cash	1,349,250	-	1,399,250
Payment of finder's fee	(134,925)	-	(134,925)
Common stock subscribed	2,275,000	-	2,275,000
Deferred acquisition costs	(13,000)	-	(13,000)
Due to Director and stockholder	500	14,000	15,100
Net Cash Provided by Financing Activities	3,476,825	14,000	3,541,425
Net Increase (Decrease) in Cash	2,781,329	(35,262)	2,784,198
Cash - Beginning of Period	2,869	38,131	-
Cash - End of Period	$2,784,198	$2,869	$2,784,198

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed July 31, 2009, and 2008:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Cher Kian (Alan) Goh(1) President, CEO, CFO, Secretary, Treasurer & Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Van Clayton A. Pagaduan(2) Former President, CFO, Secretary, Treasurer & Director	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Clifford Belgica Former President, CEO & Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Denver Melchor Former CFO, Secretary, Treasurer & Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
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

As of the Determination Date, there are 47,294,000 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership(1)	Percent of common stock
Johnny Lian Tian Yong	President, CEO, Chairman & Director	7,400,000(2) Direct	15.6%
Cher Kian (Alan) Goh	Secretary & Director (former President, CEO, CFO and Treasurer)	2,480,000(3) Direct	5.2%
William Goh Han Tiang	Treasurer & Director	200,000(4) Direct	(*)
Ratner Vellu	Director	7,400,000(5) Direct and Indirect	15.6%
OneMedia Limited	10% shareholder	9,600,000 Direct	20.3%
Directors and Officers as a group (4 persons)		17,480,000(6)	36.4%
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

Financial Statements for Year Ended July 31	Audit Fees(1)	Audit Related Fees(2)		Tax Fees(3)		All Other Fees(4)
2009	$11,723	$	Nil	$	Nil	$	Nil
2008	$5,000	$	Nil	$	Nil	$	Nil
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation, as amended.
3.2(1)	Bylaws, as amended.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on January 28, 2009, and which was effective February 17, 2009.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on January 28, 2009, and which was effective February 17, 2009.
10.1(3)	Stock Purchase Agreement, dated as of December 29, 2008, by and between Mr. Van Clayton A. Pagaduan and Mr. Cher Kian (Alan) Goh.
10.2(4)	Letter of Intent between TechMedia Advertising, Inc. and TechMedia Advertising Mauritius, dated March 13, 2009
10.3(5)	Share Exchange Agreement, dated July 27, 2009, among the Company, TM Mauritius and all the shareholders of TM Mauritius
10.4(5)	Letter Agreement, dated July 30, 2009, among Mr. Alan Goh and the Company.
10.5(6)	Summary of Terms of Investment among TechMedia Advertising Singapore Pte. Ltd. and Peacock Media Ltd., dated December 19, 2008.
10.6(6)	Assignment from TechMedia Advertising Singapore Pte. Ltd. to TechMedia Advertising Mauritius, dated June 15, 2009.
21.1(7)	List of Subsidiaries

Exhibit No.	Description of Exhibit
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350
99.1(8)	2009 Stock Option and Incentive Plan dated August 31, 2009.

Notes:
(1)	Previously filed on Form SB-2 with the SEC via EDGAR on November 11, 2007, and incorporated herein by reference.
(2)	Previously filed on Form 8-K with the SEC via EDGAR on February 20, 2009, and incorporated herein by reference.
(3)	Previously filed on Form 8-K with the SEC via EDGAR on December 31, 2008, and incorporated herein by reference.
(4)	Previously filed on Form 10-Q with the SEC via EDGAR on March 17, 2009, and incorporated herein by reference.
(5)	Previously filed on Form 8-K with the SEC via EDGAR on July 31, 2009, and incorporated herein by reference.
(6)	Previously filed on Form 8-K/A with the SEC via EDGAR on August 12, 2009, and incorporated herein by reference.
(7)	Previously filed on Form 10-K with the SEC via EDGAR on October 20, 2009, and incorporated herein by reference.
(8)	Previously filed on Form 8-K with the SEC via EDGAR on September 10, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March, 2011.

TECHMEDIA ADVERTISING, INC. (Registrant)
By: /s/ Johnny Lian Tian Yong
Johnny Lian Tian Yong
President, CEO, Chairman & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Johnny Lian Tian Yong	President, CEO, Chairman & Director	March 21, 2011
Johnny Lian Tian Yong

/s/ Cher Kian Goh	Secretary & Director	March 21, 2011
Cher Kian (Alan) Goh

/s/ William Goh Han Tiang	Treasurer & Director	March 21, 2011
William Goh Han Tiang

/s/ Ratner Vellu	Director	March 21, 2011
Ratner Vellu

EXHIBIT INDEX

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a)

31.2	Certificate pursuant to Rule 13a-14(a)

32.1	Certificate pursuant to 18 U.S.C. Section 1350

32.2	Certificate pursuant to 18 U.S.C. Section 1350