Form 10-Q
period 2018-10-31
TechMedia Advertising, Inc.
filed 2018-12-14
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52945

TECHMEDIA ADVERTISING, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

6, Shenton Way #21-08 OUE Downtown, Singapore	068809
(Address of principal executive offices)	(Zip Code)

+65-65572516
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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer

[ ] Non-accelerated filer	[X] Smaller reporting company

[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,670,474 shares of common stock outstanding as of December 10, 2018.

TECHMEDIA ADVERTISING, INC.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

TECHMEDIA ADVERTISING, INC.
Financial Statements
October 31, 2018
(Expressed in U.S. dollars)
(unaudited)

TECHMEDIA ADVERTISING, INC.
Balance Sheets
(Expressed in U.S. dollars)

	October 31,	July 31,
	2018	2018
	$	$
	(unaudited)	(audited)
ASSETS
Total assets	–	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	85,203	71,265
Due to related parties (Note 3)	196,877	191,605
Total liabilities	282,080	262,870
Stockholders’ deficit
Common stock, 220,000,000 shares authorized, $0.001 par value, 9,670,474 shares issued and outstanding	9,670	9,670
Additional paid-in capital	5,591,546	5,591,546
Deficit	(5,883,296)	(5,864,086)
Total stockholders’ deficit	(282,080)	(262,870)
Total liabilities and stockholders’ deficit	–	–

(The accompanying notes are an integral part of these financial statements)

TECHMEDIA ADVERTISING, INC.
Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2018	2017
	$	$

Expenses
Foreign exchange gain	(652)	(2,397)
Professional fees	18,666	23,950
Transfer agent and filing fees	1,196	793
Total expenses	19,210	22,346
Net loss	(19,210)	(22,346)

Net loss per share, basic and diluted	–	–

Weighted average number of shares outstanding, basic and diluted	9,670,474	9,665,474

(The accompanying notes are an integral part of these financial statements)

TECHMEDIA ADVERTISING, INC.
Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	Three months	Three months
	ended	ended
	October 31,	October 31,
	2018	2017
	$	$
Operating Activities:
Net loss for the period	(19,210)	(22,346)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,938	19,183
Due to related parties	5,272	3,151
Net cash used in operating activities	–	(12)
Decrease in cash	–	(12)
Cash, beginning of period	–	389
Cash, end of period	–	377
Supplemental disclosures:
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these financial statements)

TECHMEDIA ADVERTISING, INC.
Notes to the Financial Statements
October 31, 2018
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

TechMedia Advertising, Inc. (the "Company") was incorporated in the State of Nevada on January 30, 2007 under the name Ultra Care, Inc. On February 17, 2009, the Company merged with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc. The Company is currently exploring potential business opportunities in different markets.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at October 31, 2018, the Company has no revenues, has a working capital deficiency of $282,080, and has an accumulated deficit of $5,883,296. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue to develop its business and ultimately on the attainment of profitable operations. The Company is in the process of arranging additional capital financing that may assist in addressing these issues; however, these factors continue to raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

(b)	Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

TECHMEDIA ADVERTISING, INC.
Notes to the Financial Statements
October 31, 2018
(Expressed in U.S. dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(c)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist of accounts payable and accrued liabilities, and amounts due to related parties, which approximate their current fair values because of their nature and respective maturity dates or durations.

(d)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Related Party Transactions

As at October 31, 2018, a total of $196,877 (July 31, 2018 - $191,605) is owed to directors of the Company, which is non-interest bearing, unsecured, and due on demand.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the three months ended October 31, 2018, and our Form 10 Registration Statement, as amended containing our audited financial statements for the fiscal year ended July 31, 2018 and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Note About Forward-Looking Statements” as disclosed in our Form 10 Registration Statement, as amended, and Item 1A, Risk Factors under Part II - Other Information of this Quarterly Report.

General

We were incorporated in the State of Nevada under the name “Ultra Care, Inc.” on January 30, 2007. Effective February 17, 2009, we completed a merger with our wholly-owned subsidiary, TechMedia Advertising, Inc. As a result, we have changed our name from “Ultra Care, Inc.” to “TechMedia Advertising, Inc.”

In addition, effective February 17, 2009, we effected a forward stock split or our authorized, issued and outstanding common stock on a basis of one (1) old share for twenty-two (22) new shares. As a result, our authorized capital increased from 50,000,000 shares of common stock to 1,100,000,000 shares of common stock.

Our head and principal office is located at 6, Shenton Way #21-08 OUE Downtown, Singapore 068809. Our registered agent in the State of Nevada is Nevada Agency and Transfer Company located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

Our original business plan was to service the healthcare industry and provide prospective employers with reliable recruitment, screening, and placement services by developing an innovative web-based service to match foreign-based nurses who are looking to work in the United States and Canada with healthcare employers located in the United States and Canada. However, in 2009, we adopted a new business plan that entailed entering into the streaming digital media advertising business in India through a joint venture company to be formed in India as well as through our indirectly owned subsidiary, TechMedia Advertising (India) Private Limited (“TM India”). In the fall of 2009, we, through our wholly owned subsidiary, TechMedia Advertising Mauritius (“TM Mauritius”) entered into a Joint Venture Development and Operating Agreement (the “JV Agreement”) with Peacock Media Ltd. (“PML”), a company incorporated under the laws of India, to form a new private Indian joint venture company where we would indirectly own 85% and PML would own 15%. We intended for the joint venture company to operate the business of displaying mobile digital advertising platforms in public transportation vehicles such as long-distance buses and trains in India where such transportation vehicles would display third-party commercial content and advertisements for a fee. However, in early 2011, we decided to discontinue the operations with respect to the JV Agreement and TM India. Our subsidiary TM Mauritius was struck from the corporate register in Mauritius on December 1, 2013. In addition, our subsidiary TM India was dissolved on January 7, 2014.

Under SEC Rule 12b-2 under the Securities Act, we qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations at this time.

On December 16, 2016, we entered into a binding and definitive share exchange agreement (the “Share Exchange Agreement”) with IBASE Technology Private Limited (“IBASE”), a company organized under the laws of Singapore, and all of the shareholders of IBASE, whereby we have agreed to acquire 100% of the issued and outstanding shares in the capital of IBASE in exchange for the issuance of an aggregate of 18,998,211 post-reverse stock split shares of our common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders’ percentage of ownership in IBASE. Our reverse stock split required as a condition precedent to closing the Share Exchange Agreement shall be on a basis of one (1) new share for each five (5) old shares, which is to be completed prior to the closing of the Share Exchange Agreement. Among other closing conditions, the Share Exchange Agreement is subject to the following material conditions precedent:

(a)

the Company having filed a Form 10 registration statement with the SEC to have its shares of common stock registered pursuant to Section 12(g) of the Exchange Act and the Company being subject to the reporting requirements of Section 13(a) of the Exchange Act;

(b)	Mr. Alan Goh having resigned from the position of Secretary and a Director of the Company to be effective upon closing;

(c)	Mr. William Goh having resigned from the positions of President, CEO, CFO and Treasurer of the Company to be effective upon closing;

(d)	the Company appointing Ernest Kok-Yong Ong as the President and CEO of the Company and Willie Lian as the CFO, Treasurer and Secretary of the Company to be effective upon closing; and

(e)	on or prior to closing, the Company shall take all action necessary to:

(i)	cause the number of directors that will comprise the full board of directors of the Company effective as of immediately following the closing to be fixed at three;

(ii)	cause the board of directors of the Company effective immediately following the closing to consist of Ernest Kok-Yong Ong, Willie Lian and William Goh, and

(iii)	cause the individuals identified or designated pursuant to the preceding clause (ii) to be appointed to the Board of Directors of the Company effective immediately following the closing.

Pending satisfaction of the closing conditions of the Share Exchange Agreement, IBASE will become a wholly owned subsidiary of the Company and the shareholders of IBASE will become our shareholders. This transaction is commonly referred to as a Reverse Take-Over (“RTO”) and effectively upon closing, IBASE shareholders will hold more than 50% of our post-closing outstanding shares, not including the shares to be issued by us pursuant to any financing for working capital purposes prior to the closing of the Share Exchange Agreement. With respect to our shares of common stock to be issued to the shareholders of IBASE, we intend to rely on the exemption from registration under the Securities Act provided by Rule 903 of Regulation S based on the representations and warranties of the shareholders of IBASE contained in the Share Exchange Agreement.

On March 31, 2017, we entered into an extension agreement (the “Extension Agreement”) to the Share Exchange Agreement with IBASE and all of the shareholders of IBASE, whereby the parties agreed to extend the Closing Date (as defined in the Share Exchange Agreement) to March 31, 2018 and the Latest Closing Date (also as defined in the Share Exchange Agreement) to April 30, 2018.

On March 31, 2018, we entered into an amended share exchange agreement (the “Amended Share Exchange Agreement”) with IBASE and all of the shareholders of IBASE, whereby the parties agreed to further amend the Closing Date to be on or before December 15, 2018 and the Latest Closing Date to be December 31, 2018, subject to any extensions of 15 days per extension as mutually agreed to by the parties, as well as to reflect the convertible note financing (the “Convertible Notes”) of IBASE of up to US$3,500,000, which upon closing of the Amended Share Exchange Agreement the Convertible Notes will automatically convert into shares of our common stock at a price of US$0.90 per share (up to a maximum of 3,888,889 shares of our common stock).

On September 22, 2017, we effected a reverse stock split of our authorized and outstanding shares of common stock on a basis of one (1) new share of common stock for each five (5) old shares of common stock. As a result of the reverse stock split, our authorized capital decreased from 1,100,000,000 shares of common stock with a par value of $0.001 per share to 220,000,000 shares of common stock with a par value of $0.001 per share, and correspondingly our issued and outstanding capital decreased from 48,327,371 shares of common stock to approximately 9,665,474 shares of common stock.

Business

At this time we do not have any current business operations other than completing due diligence on IBASE and working on satisfying the conditions precedent in order to close the Share Exchange Agreement to acquire 100% of the issued and outstanding shares in the capital of IBASE. Upon completion of the acquisition of IBASE, the business of IBASE will become our business.

Description of IBASE Business

IBASE is in the business of being a solution provider of cloud-enabled real estate and facility management, financial management, security and enterprise turn-key systems/solutions for business-to-government, business-to-business and business-to-consumer. IBASE’s web-based management solution UBERIQTM has been adopted by multiple enterprises internationally. The IBASE software technology is comprehensive and represents cutting edge technology made simple to use.

IBASE’s solutions help generate positive gains and returns in the following areas:

•	Financial & Tax management
•	Property management
•	Lease, rental and MCST* management
•	Facility and asset management
•	MyTenantWorld Web Portal
•	Mobile applications

*MCST – stands for Management Corporation Strata Title. It is a company or individual appointed to manage a real estate property that a company or individual owns. Management of real estate property involves the maintaining of good security, upkeeping commercial facilities, regulating rules, etc. IBASE’s solution aims to improve the operation challenges.

Results of Operations

The following table sets forth our results of operations for the three month periods ended October 31, 2018 and 2017:

	October 31, 2018 $	October 31, 2017 $
Foreign exchange loss (gain)	(652)	(2,397)
Professional fees	18,666	23,950
Transfer agent and filing fees	1,196	793
Net income (loss)	(19,210)	(22,346)
Net loss per share, basic and diluted	-	-

Revenues

During the three month periods ended October 31, 2018 and 2017, we did not generate any revenues.

Operating Expenses

Operating expenses incurred during the three month period ended October 31, 2018 were $19,210 as compared to $22,346 during the three month period ended October 31, 2017. The change in operating expenses were due to a decrease in professional fees associated with the share exchange agreement with IBASE and the foreign exchange gain associated with such fees.

Net Income (Loss)

The net loss was $19,210 for the three month period ended October 31, 2018 and the net loss was $22,346 for the three month period ended October 31, 2017.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of October 31, 2018:

As of October 31, 2018 (unaudited)
Cash reserves	-
Working capital (deficit)	($282,080)

As at October 31, 2018, our current assets were $Nil and our current liabilities were $282,080 resulting in a working capital deficit of $282,080. Our current liabilities as at October 31, 2018 consisted of accounts payable and accrued liabilities of $85,203 and amounts due to related parties of $196,877.

During the three months ended October 31, 2018, we did not complete any equity financings. All expenses have been covered by related party loans to us from our director which are non-interest bearing, unsecured and due on demand.

Our stockholders’ deficit as at October 31, 2018 was $282,080.

Our plan of operations over the next twelve months is to complete the Amended Share Exchange Agreement with IBASE and to move forward with the business of IBASE upon closing of such agreement.

Upon the expected completion of the Amended Share Exchange Agreement, our plan of operations over the next twelve months is to focus on the following:

Task		Start	Finish	Duration
Research & Development ($300,000)		Nov. 1, 2018	Oct. 30, 2019	52 weeks
•

Establish a R&D team to develop innovative products and run pilot projects for the industry (e.g. Big Data Analytics, Artificial Intelligence, Machine Learning, IoT Integrations, Service Platforms, etc.)

Branding Exercise ($200,000)
•	Evaluate & Appoint Branding Consultant	Nov. 1, 2018	Nov. 28, 2018	4 weeks

•	Execution of Branding Strategies	Nov. 29, 2018	May 15, 2019	24 weeks
Sales & Marketing ($125,000)
•	Recruitment of Chief Marketing Officer	Nov. 1, 2018	Dec. 26, 2018	8 weeks

•	Chief Marketing Officer to establish business collaborations and strategic partnerships (e.g. Channel Partnerships & resellers for local and overseas markets)	Dec. 27, 2018	Oct. 30, 2019	44 weeks

Technology Team ($300,000)
•	Review compensation schemes for existing technical team	Nov. 1, 2018	Dec. 12, 2018	6 weeks

•	Additional (replacements) headcounts to enhance technology capabilities	Dec. 13, 2018	Feb. 5, 2020	60 weeks
HR Management ($80,000)
•	Engage a HR Consultant to review existing Human Resource Management Processes and Practices	Nov. 1, 2018	Jan. 23, 2019	12 weeks

•	Execute strategies to improve HR Process and Policies and evaluate and appoint outsourcing companies	Jan. 24, 2019	July 10, 2019	24 weeks

•	Outsourcing of Human Resource Management Processes	July 11, 2019	Dec. 25, 2019	24 weeks
Investor Relations & Strategic Financial Advisors ($120,000)
•	Engagement of Investor Relations Consultants to support financing activities	Nov. 1, 2018	Oct. 30, 2019	52 weeks

•	Engagement of Strategic Financial Advisors to support operation strategies	Nov. 1, 2018	Oct. 30, 2019	52 weeks

Therefore, based on the above, we anticipate that we will require a total of approximately $1,125,000 for our plan of operations over the next twelve months. At October 31, 2018, we had cash of $Nil and a working capital deficit of $282,080.

Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations for and beyond the next twelve months. We are currently examining ways to finance the anticipated expenditures and operations through equity and/or debt financings, but we currently do not have any firm commitments for financing at this time. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the build out of the IBASE business going forward. In the absence of such financing, we will not be able to continue our planned expenditures to grow the IBASE business and we may need to curtail the anticipated plan of operations and our business plan may fail.

Statement of Cashflows

During the three month period ended October 31, 2018, our net cash was $Nil (2017: $377), which included net cash used in operating activities of $Nil (2017: $12).

Cash Flow used in Operating Activities

Operating activities in the three months ended October 31, 2018 used cash of $Nil compared to $12 in the three months ended October 31, 2017. Cash used in operating activities decreased in 2018 as a result of loans from related parties to cover some expenses and accounts payable and accrued liabilities increasing with respect to expenses incurred by service providers.

Cash Flow used in Investing Activities

During the three month period ended October 31, 2018, investing activities used cash of $Nil compared to $Nil during the three month period ended October 31, 2017.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

There are no subsequent events to report.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our use of estimates on (a) a preset number of assumptions that consider past experience, (b) future projections and (c) general financial market conditions. Actual amounts could differ from those estimates.

Critical accounting policies are set forth in the Form 10-12G/A filed on November 9, 2018.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in Canada and the U.S.A., and, are not subject to material foreign currency exchange risk.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, William Goh, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018, pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of October 31, 2018.

Internal control over financial reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.      Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

None.

Item 6.      Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC.

By:	/s/ William Goh
William Goh
President, Chief Executive Officer, Chief Financial
Officer and Director (Principal Executive Officer and
Principal Financial Officer)
Date: December 14, 2018