Form 10-Q
period 2018-12-31
TechMedia Advertising, Inc.
filed 2019-02-14
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,490,095 shares of common stock outstanding as of February 14, 2019.

TECHMEDIA ADVERTISING, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TechMedia Advertising, Inc.

Condensed Consolidated Financial Statements

December 31, 2018

(Expressed in U.S. Dollars)

 (unaudited)

TechMedia Advertising, Inc.
Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)

		December 31,	June 30,
		2018	2018
	Notes	$	$
		(unaudited)
ASSETS

Current Assets

Cash		71,217	128,868
Accounts receivable, net of allowance for doubtful accounts of $15,517 and $25,714, respectively		78,943	121,742
Deferred contract costs		–	188,322
Prepaid expenses and deposits		93,273	91,744

Total Current Assets		243,433	530,676

Property and equipment	4	12,652	15,028

Total Assets		256,085	545,704

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities		172,474	108,726
Deferred revenue		160,033	421,178
Due to related parties	5	516,427	235,678

Total Current Liabilities		848,934	765,582

Notes payable	6	–	1,406,522

Total Liabilities		848,934	2,172,104

STOCKHOLDERS’ DEFICIT

Common stock, 220,000,000 shares authorized, $0.001 par value; 30,490,095 and 18,998,211 shares issued and outstanding, respectively		30,490	18,998
Additional paid-in capital		1,798,471	170,694
Accumulated other comprehensive income		58,349	39,810
Deficit		(2,480,159)	(1,855,902)

Total Stockholders’ Deficit		(592,849)	(1,626,400)

Total Liabilities and Stockholders’ Deficit		256,085	545,704

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TechMedia Advertising, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	$	$	$	$

Revenue	244,935	373,558	1,113,089	630,404
Cost of sales	103,303	40,143	480,177	112,333

Gross Profit	141,632	333,415	632,912	518,071

Expenses

Consulting fees	153,181	–	162,635	–
Depreciation	2,761	3,454	5,608	5,848
Directors' fees	62,538	60,927	131,534	132,901
General and administrative	33,000	71,983	43,988	139,530
Professional fees	27,683	12,287	60,032	49,313
Research and development	28,773	–	53,664	–
Rent	14,672	14,295	30,860	31,181
Salaries and benefits	229,984	211,462	481,045	449,720

Total Expenses	552,592	374,408	969,366	808,493

Loss from Operations	(410,960)	(40,993)	(336,454)	(290,422)

Other Income

Other income	–	17,055	–	17,055

Loss before Income Taxes	(410,960)	(23,938)	(336,454)	(273,367)

Income tax expense	–	(1,895)	–	(1,895)

Net Loss	(410,960)	(25,833)	(336,454)	(275,262)

Comprehensive Income

Foreign currency translation gain	26,603	129,256	18,539	24,011

Comprehensive Income (Loss)	(384,357)	103,423	(317,915)	(251,251)

Loss Per Share, Basic and Diluted	(0.02)	–	(0.02)	(0.01)

Weighted Average Number of Shares Outstanding, Basic and Diluted	19,372,946	18,998,211	19,185,579	18,998,211

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TechMedia Advertising, Inc.
Condensed Consolidated Statement of Stockholders’ Deficit
(Expressed in U.S. Dollars)
(unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive
		Amount	Capital	Income	Deficit	Total
	#	$	$	$	$	$

Balance, June 30, 2018	18,998,211	18,998	170,694	39,810	(1,855,902)	(1,626,400)

December 28, 2018 – recapitalization transactions

Shares of TechMedia Advertising, Inc.	9,670,474	9,671	(9,671)	–	–	–
Net liabilities assumed	–	–	–	–	(287,803)	(287,803)

Shares issued pursuant to conversion of debt	1,821,410	1,821	1,637,448	–	–	1,639,269

Foreign currency translation gain	–	–	–	18,539	–	18,539

Net loss for the period	–	–	–	–	(336,454)	(336,454)

Balance, December 31, 2018	30,490,095	30,490	1,798,471	58,349	(2,480,159)	(592,849)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TechMedia Advertising, Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2018	2017
	$	$

Operating Activities

Net loss for the period	(336,454)	(275,262)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,608	5,848

Changes in operating assets and liabilities:
Accounts receivable	42,799	86,625
Deferred contract costs	188,322	(2,138)
Prepaid expenses and deposits	(1,529)	(649,510)
Accounts payable and accrued liabilities	(24,997)	(5,870)
Deferred revenue	(261,145)	(200,617)

Net Cash Used in Operating Activities	(387,396)	(1,040,924)

Investing Activities

Purchase of property and equipment	(3,248)	(5,848)

Net Cash Used in Investing Activities	(3,248)	(5,848)

Financing Activities

Proceeds from notes payable	232,747	561,925
Proceeds from related parties	81,691	–

Net Cash Provided by Financing Activities	314,438	561,925

Effects of Foreign Exchange Rate Changes on Cash	18,555	31,353

Decrease in Cash	(57,651)	(453,494)

Cash, Beginning of Period	128,868	585,840

Cash, End of Period	71,217	132,346

Non-cash Investing and Financing Activities:

Common stock issued for conversion of notes payable	1,639,269	–

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Going Concern

TechMedia Advertising, Inc. (“TechMedia” or the "Company") was incorporated in the State of Nevada on January 30, 2007 under the name Ultra Care, Inc. On February 17, 2009, the Company merged with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc. The Company’s principal place of business is in Singapore. The Company is in the business of being a solution provider of cloud-enabled real estate and facility management, financial management, security and enterprise turn-key systems/solutions for government-to-government, business-to- business and business-to-consumer.

On December 28, 2018, TechMedia completed its reverse merger with IBASE Technology Private Limited (“IBASE”) in accordance with the terms of a Share Exchange Agreement dated as of December 16, 2016, as extended on March 31, 2017, and amended on March 31, 2018. See Note 3 for additional information regarding the merger.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2018, the Company has a working capital deficit of $605,501, has incurred cumulative losses of $2,480,159, and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or ease business. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”).Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IBASE Technology Private Limited (“IBASE”) and IBASE Technology International Pte. Ltd. (“IBASE International”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2018 included in the Current Report, as amended, on Form 10-12GA filed on November 9, 2018. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended December 31, 2018, except as described below.

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(b)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents.

(d)	Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

(e)	Property and Equipment

Property and equipment consist of computer equipment, furniture and fixtures, leasehold improvements, and office equipment and are measured at cost less accumulated depreciation and impairment losses. Property and equipment are depreciated on a straight-line basis over their expected useful life as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years

(f)	Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(g)	Government Grants

Grants from the government are recognized as a receivable at fair value when there is reasonable assurance that the grant will be received and the Company will comply with all the attached conditions.

Government grants relating to assets are deducted against the carrying amount of the assets.

(h)	Leases

A lease that transfers substantially all of the benefits and risks of ownership is classified as a capital lease. At the inception of a capital lease, an asset and a payment obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Assets classified as capital leases are amortized using the declining balance method, over their estimated useful lives. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

(i)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, and accounts payable and accrued liabilities, and amounts due to shareholders. Pursuant to ASC 820, the fair values of cash are determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company operates in Singapore and its cash is held in Singapore dollars, and there is no significant exposure to foreign currency fluctuations.

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(j)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry- forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

(k)	Foreign Currency Translation

The Company’s functional currency is the Singapore dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the statement of operations.

The Company uses the current rate method to translate the financial statements to its reporting currency. Accordingly, assets and liabilities are translated into U.S. dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(l)	Revenue Recognition

The Company derives revenue from the sale of software, product support and maintenance services, and other consulting services.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price.

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(m)	Employee Benefits

The Company make contributions to the Central Provident Fund Scheme in Singapore which is a defined contribution pension scheme. These contributions are recognized as compensation expense in the period in which the related service is performed.

Employee entitlements to annual leave are recognized as a liability when they accrue to employees. The estimated liability for leave is recognized for services rendered by employees up to the balance sheet date.

(n)	Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2018 and 2017, the Company had no potentially dilutive shares outstanding.

(o)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2018, and 2017, the Company comprehensive income (loss) consists of foreign currency translation gains and losses.

(p)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period`s presentation.

(q)	Recent Accounting Pronouncements

On July 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2019 as if those contracts had been accounted for under Topic 606 from the beginning of their terms. The adoption of Topic 606 did not result in a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“Topic 842”). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right- of-use assets and eliminates certain real estate specific provisions. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. The Company is still in the process of determining the effect of the adoption of this standard on its consolidated financial statements or the related disclosures.

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies (continued)

(q)	Recent Accounting Pronouncements (continued)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“Topic 350”). This standard eliminates step 2 from the annual goodwill impairment test. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and is to be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income” (“Topic 220”): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act ("TCJA") enacted in December 2017. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, ”Income Taxes” (“Topic 740”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The staff of the SEC recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period). The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

3.	Acquisition of IBASE Technology Private Limited

As discussed in Note 1, the closing of the Amended Share Exchange Agreement occurred on December 28, 2018. Pursuant to the terms of the Amended Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of capital stock of IBASE from the shareholders of IBASE in exchange for the issuance of 18,998,211 shares of the Company’s common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders’ percentage ownership in IBASE. In addition, all outstanding IBASE convertible notes automatically converted into 1,821,410 shares of the Company’s common stock. Refer to Note 6.

The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope ASC 805, “Business Combinations”. Under recapitalization accounting, IBASE is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of IBASE since inception.

The assets acquired and liabilities assumed from the Company are as follows:

$

Accounts payable	(88,745)
Due to related parties	(199,058)

Net liabilities assumed	(287,803)

TechMedia Advertising, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

4.	Property and Equipment

			Net Book	Net Book
			Value	Value
		Accumulated	December 31,	June 30,
	Cost	Depreciation	2018	2018
	$	$	$	$
Computer equipment	230,770	219,392	11,378	13,432
Furniture and fixtures	25,124	24,231	893	1,080
Office equipment	30,863	30,482	381	516

	286,757	274,105	12,652	15,028

5.	Related Party Transactions

	(a)	As at December 31, 2018, the Company owed a total of $516,427 (June 30, 2018 - $235,678) to shareholders of the Company, which is unsecured, non-interest bearing, and due on demand.

	(b)	During the six months ended December 31, 2018, the Company incurred directors' fees of $131,534 (2017 - $132,901) to directors of the Company.

6.	Notes Payable

On March 31, 2018, the Company entered into an amended share exchange agreement (the “Amended Share Exchange Agreement”) with IBASE and all of the shareholders of IBASE, to further amend the closing date as well as to reflect the convertible note financing (the “Convertible Notes”) of IBASE of up to $3,500,000, which upon closing of the Amended Share Exchange Agreement the Convertible Notes would automatically convert into shares of the Company’s common stock at a price of $0.90 per share (up to a maximum of 3,888,889 shares of common stock). These notes were non-interest bearing with a maturity date of three years from the date of their respective date of issuance unless automatically converted sooner.

As of June 30, 2018, IBASE had convertible notes totaling $1,406,522. IBASE issued additional Convertible Notes totaling $232,747 subsequently. The Convertible Notes automatically converted into common stock of the Company at a price of $0.90 per share upon the closing of the Amended Share Exchange Agreement. Refer to Note 7.

7.	Common Stock

(a)	On December 28, 2018, the Company issued 18,998,211 shares of common stock pursuant to the Amended Share Exchange Agreement. Refer to Note 3.

(b)	On December 28, 2018, the Company issued 1,821,410 shares of common stock for the conversion of $1,639,269 in convertible notes. Refer to Note 6.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended December 31, 2018, and our Form 10 Registration Statement, as amended containing our audited financial statements for the fiscal year ended June 30, 2018 and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Note About Forward-Looking Statements” as disclosed in our Form 8-K filed with the SEC on January 4, 2019 and Risk Factors under Item 2.01 of such Form 8-K.

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

On December 16, 2016, we entered into a binding and definitive share exchange agreement (the “Share Exchange Agreement”) with IBASE Technology Private Limited (“IBASE”), a company organized under the laws of Singapore, and all of the shareholders of IBASE, whereby we agreed to acquire 100% of the issued and outstanding shares in the capital of IBASE in exchange for the issuance of an aggregate of 18,998,211 post-reverse stock split shares of our common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders’ percentage of ownership in IBASE.

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

The closing of the Amended Share Exchange Agreement occurred on December 28, 2018. Pursuant to the terms of the Amended Share Exchange Agreement, we acquired all of the issued and outstanding shares of capital stock of IBASE from the shareholders of IBASE in exchange for the issuance of 18,998,211 shares of our common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders’ percentage ownership in IBASE. In addition, we issued an aggregate of 1,821,410 shares of our common stock to the holders of Convertible Notes representing an aggregate of $1,639,269.

As a result of the closing of the share exchange agreement, IBASE has become our direct wholly-owned subsidiary and the shareholders of IBASE became our shareholders. This transaction is commonly referred to as a Reverse Take-Over (“RTO”) and effectively upon closing, the IBASE shareholders held approximately 66% of our post-closing outstanding shares, not including any shares issued upon the conversion of convertible notes in IBASE as discussed above.

Description of Business

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

*MCST – stands for Management Corporation Strata Title. It is a company or individual appointed to manage a real estate property that a company or individual owns. Manage of real estate property involves the maintaining good security, upkeep of commercial facilities, regulating rules, etc. IBASE’s solution aims to improve the operation challenges.

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended December 31, 2018 and 2017:

	Three months	Three months	Six	Six
	ended	ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
	$	$	$	$

Revenue	244,935	373,558	1,113,089	630,404
Cost of sales	103,303	40,143	480,177	112,333

Gross Profit	141,632	333,415	632,912	518,071

Expenses

Consulting fees	153,181	–	162,635	–
Depreciation	2,761	3,454	5,608	5,848
Directors' fees	62,538	60,927	131,534	132,901
General and administrative	33,000	71,983	43,988	139,530
Professional fees	27,683	12,287	60,032	49,313
Research and development	28,773	–	53,664	–
Rent	14,672	14,295	30,860	31,181
Salaries and benefits	229,984	211,462	481,045	449,720

Net Loss	(410,960)	(25,833)	(336,454)	(275,262)

Loss Per Share, Basic and Diluted	(0.02)	-	(0.02)	(0.01)

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenues: We had revenues of $244,935 and cost of sales of $103,303 for the three month period ended Dec. 31, 2018 as compared to revenues of $373,558 and cost of sales of $40,143 for the three month period ended Dec. 31, 2017. The decrease in sales of $128,623 was due to various project billing cycles that did not fall within the reporting quarter in this case. The increase in cost of sales was due to skillset outsourcing expenditures as external expertise was required.

Consulting fees: Consulting fees were $153,181 and $Nil for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in consulting fees of $153,181 was due to ongoing expenses for the reverse merger consultancy services.

Directors’ fees: Directors’ fees were $62,538 and $60,927 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in Directors’ fees of $1,611 was due to SGD/USD exchange rate differences. The effective Directors’ fees for the same three month period remains unchanged.

General and administrative expenses: General and administrative expenses were $33,000 and $71,983 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in general and administrative expenses of $38,983 was due to a reduction in one-off payments for HR, advertising & promotion, insurance, stationery and staff training costs.

Professional fees: Professional fees were $27,683 and $12,287 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in professional fees of $15,396 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Research and development expenses: Research and development expenses were $28,773 and $Nil for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in research and development expenses of $28,773 was due to an increase in major R&D activities during the three month period ended Dec. 2018.

Salaries and benefits expenses: Salaries and benefits expenses were $229,984 and $211,462 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in salaries and benefits expenses of $18,522 was due to an increase in headcount to support new business initiatives and plans.

Net income/loss: The net loss was $410,960 for the three month period ended Dec. 31, 2018 as compared to a net loss of $25,833 for the three month period ended Dec.31, 2017. The increase in net loss of $385,127 resulted primarily from the increase in consulting fees, directors’ fees, professional fees, research and development and salaries and benefits and the decrease in revenue.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Revenues: We had revenues of $1,113,089 and cost of sales of $480,177 for the six month period ended Dec. 31, 2018 as compared to revenues of $630,404 and cost of sales of $112,333 for the six month period ended Dec. 31, 2017. The increase in sales of $482,685 was due to recognition of deferred income from the previous financial year and also completion of critical project milestones for billings within the six month period ended Dec. 31, 2018. The increase in cost of sales was due to skillset outsourcing expenditures as external expertise was required and the purchase of hardware and warranty extension for a key customer.

Consulting fees: Consulting fees were $162,635 and $Nil for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in consulting fees of $162,635 was due to ongoing expenses for the reverse merger consultancy services.

Directors’ fees: Directors’ fees were $131,534 and $132,901 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in Directors’ fees of $1,367 was due to SGD/USD exchange rate differences. The effective Directors’ fees for the same six month period remains unchanged.

General and administrative expenses: General and administrative expenses were $43,988 and $139,530 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in general and administrative expenses of $95,542 was due to a reduction in one-off payments for HR, advertising & promotion, insurance, stationery and staff training costs.

Professional fees: Professional fees were $60,032 and $49,313 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in professional fees of $10,719 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Research and development expenses: Research and development expenses were $53,664 and $Nil for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in research and development expenses of $53,664 was due to an increase in major R&D activities during the six month period ended Dec. 2018.

Salaries and benefits expenses: Salaries and benefits expenses were $481,045 and $449,720 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in salaries and benefits expenses of $31,325 was due to an increase in headcount to support new business initiatives and plans.

Net income/loss: The net loss was $336,454 for the six month period ended Dec. 31, 2018 as compared to a net loss of $275,262 for the six month period ended Dec.31, 2017. The increase in net loss of $61,192 resulted primarily from the increase in consulting fees, professional fees, research and development and salaries and benefits and the increase in costs of sales.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of Dec. 31, 2018 and June 30, 2018:

	As of Dec. 31, 2018 (unaudited)	As of June 30, 2018*
Cash reserves	71,217	$128,868
Working capital (deficit)	($605,501)	($234,906)
*Refer to “Principles of Consolidation and Basis of Presentation” in the “Critical Accounting Policies and Use of Estimates” section.

As at Dec. 31, 2018, our current assets were $243,433 and our current liabilities were $848,934 resulting in a working capital deficit of $605,501. Our current assets as at Dec. 31, 2018 consisted of cash of $71,217, accounts receivable (net of allowance of $15,517) of $78,943 and prepaid expenses and deposits of $93,273. Our current liabilities as at Dec. 31, 2018 consisted of accounts payable and accrued liabilities of $172,474, deferred revenue of $160,033 and due to related parties of $516,427.

As at June 30, 2018, our current assets were $530,676 and our current liabilities were $765,582 resulting in a working capital deficit of $234,906. Our current assets as at June 30, 2018 consisted of cash of $128,868, accounts receivable of $121,742, deferred contract costs of $188,322 and prepaid expenses and deposits of $91,744. Our current liabilities as at June 30, 2018 consisted of accounts payable and accrued liabilities of $108,726, deferred revenue of $421,178 and due to related parties of $235,678.

During the six months ended Dec. 31, 2018, we received an aggregate of $232,747 (2017: $561,925) pursuant to the issuance of convertible notes, which converted on December 28, 2018 along with all other outstanding convertible notes into 1,821,410 shares of our common stock at a price of $0.90 per share, representing an aggregate of $1,639,269 upon the closing of the Amended Share Exchange Agreement. The convertible notes were non-interest bearing.

Our stockholders’ deficit as at Dec. 31, 2018 was $592,849 as compared to our stockholders’ deficit of $1,626,400 at June 30, 2018.

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

Therefore, based on the above, we anticipate that we will require a total of approximately $1,125,000 for our plan of operations over the next twelve months. At December 31, 2018, we had cash of $71,217 and a working capital deficit of $605,501.

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

Statement of Cashflows

During the six month period ended Dec. 31, 2018, our net cash decreased by $57,651 (2017: $453,494), which included net cash used in operating activities of $387,396 (2017: $1,040,924), net cash used in investing activities of $3,248 (2017: $5,848) and net cash provided by financing activities of $314,438 (2017: $651,925).

Cash Flow used in Operating Activities

Operating activities in the six month period ended Dec. 31, 2018 used cash of $387,396 compared to $1,040,924 in the six months ended Dec. 31, 2017. Cash used in operating activities decreased in 2018 as a result of a decrease in accounts receivable of $42,799, an increase in prepaid expenses and deposits or $1,529, a decrease in deferred contract costs of $188,322, a decrease in accounts payable and accrued liabilities of $24,997, an increase in deferred revenue of $261,145, and a net loss during the period of $336,454.

Cash Flow used in Investing Activities

During the six month period ended Dec. 31, 2018, investing activities used cash of $3,248 as compared to $5,848 for the purchase of property and equipment during the six month period ended Dec. 31, 2017.

Cash Flow provided by Financing Activities

During the six month period ended Dec. 31, 2018, financing activities provided cash from the proceeds of notes payable and related parties of $314,438 as compared to $561,925 for the six month period ended Dec. 31, 2017.

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

Critical Accounting Policies and Use of Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles in the United States (“GAAP”) and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

(a)	Principles of Consolidation and Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IBASE Technology Private Limited (“IBASE”) and IBASE Technology International Pte. Ltd. (“IBASE International”). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2018 included in our Registration Statement on Form 10, as amended, filed on November 9, 2018. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended December 31, 2018, except as described below.

(b)	Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of acquisition to be cash equivalents. As at June 30, 2018 and 2017, we had no cash equivalents.

(d)	Accounts Receivable

We recognize allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of our customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables we consider at risk. We review the adequacy of its allowance for doubtful accounts on a regular basis.

(e)	Property and Equipment

Property and equipment consist of computer equipment, furniture and fixtures, leasehold improvements, and office equipment and are measured at cost less accumulated depreciation and impairment losses. Property and equipment are depreciated on a straight-line basis over their expected useful life as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years

(f)	Impairment of Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(g)	Government Grants

Grants from the government are recognized as a receivable at fair value when there is reasonable assurance that the grant will be received and the Company will comply with all the attached conditions.

Government grants relating to assets are deducted against the carrying amount of the assets.

(h)	Leases

A lease that transfers substantially all of the benefits and risks of ownership is classified as a capital lease. At the inception of a capital lease, an asset and a payment obligation are recorded at an amount equal to the lesser of the present value of the minimum lease payments and the property’s fair market value. Assets classified as capital leases are amortized using the declining balance method, over their estimated useful lives. All other leases are accounted for as operating leases and rental payments are expensed as incurred.

(i)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts receivable, and accounts payable and accrued liabilities, and amounts due to shareholders. Pursuant to ASC 820, the fair values of cash are determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company operates in Singapore and its cash is held in Singapore dollars, and there is no significant exposure to foreign currency fluctuations.

(j)	Income Taxes

Our accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

(k)	Foreign Currency Translation

Our functional currency is the Singapore dollar and its reporting currency is the U.S. dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the statement of operations.

We use the current rate method to translate the financial statements to its reporting currency. Accordingly, assets and liabilities are translated into U.S. dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(l)	Revenue Recognition

The Company derives revenue from the sale of software, product support and maintenance services, and other consulting services.

Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those promised products or services.

The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price.

(m)	Employee Benefits

We make contributions to the Central Provident Fund Scheme in Singapore which is a defined contribution pension scheme. These contributions are recognized as compensation expense in the period in which the related service is performed.

Employee entitlements to annual leave are recognized as a liability when they accrue to employees. The estimated liability for leave is recognized for services rendered by employees up to the balance sheet date.

(n)	Earnings Per Share

We compute earnings per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2018 and 2017, the Company had no potentially dilutive shares outstanding.

(o)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2018, and 2017, the Company comprehensive income (loss) consists of foreign currency translation gains and losses.

(p)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period`s presentation.

Recent Accounting Pronouncements

On July 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”), using the modified retrospective transition method applied to those contracts which were not completed as of July 1, 2018. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2019 as if those contracts had been accounted for under Topic 606 from the beginning of their terms. The adoption of Topic 606 did not result in a material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“Topic 842”). The new standard requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate specific provisions. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018. The Company is still in the process of determining the effect of the adoption of this standard on its consolidated financial statements or the related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (“Topic 350”). This standard eliminates step 2 from the annual goodwill impairment test. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted, and is to be applied on a prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income” (“Topic 220”): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Job Act ("TCJA") enacted in December 2017. This update will be effective for the Company for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes” (“Topic 740”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The staff of the SEC recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period). The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

There were no material changes in the Company’s internal control over financial reporting during our fiscal quarter ended December 31, 2018.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended December 31, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

  On October 1, 2018, IBASE issued $25,000.00 in convertible notes to one individual pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

  On October 3, 2018, IBASE issued $50,000.00 in convertible notes to two individuals pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

  On October 4, 2018, IBASE issued $30,000.00 in convertible notes to one individual pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

  On October 31, 2018, IBASE issued $75,000.00 in convertible notes to two individuals pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

  On November 3, 2018, IBASE issued $23,958.00 in convertible notes to one individual pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

  On December 5, 2018, IBASE issued $29,583.00 in convertible notes to three individuals pursuant to a private placement, which notes mature three years from the date of issuance and subject to an automatic earlier conversion pursuant to the Share Exchange Agreement whereby the notes will be converted into shares of common stock of the Company at a conversion price of $0.90 per share upon completion of the Share Exchange Agreement. IBASE relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

  On December 28, 2018, pursuant to the closing of the Amended Share Exchange Agreement, we issued 18,998,211 shares of our common stock to the shareholder of IBASE on pro rata basis in accordance with each IBASE shareholders’ percentage ownership in IBASE. In addition, we issued an aggregate of 1,821,410 shares of our common stock to the holders of Convertible Notes representing an aggregate of $1,639,269. We relied on exemptions from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuances as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.    Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a- 14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHMEDIA ADVERTISING, INC.

By:	/s/ Ernest Ong
Ernest Ong
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: February 14, 2019

By:	/s/ Willie Lian
Willie Lian
Chief Financial Officer and Director (Principal
Financial Officer)
Date: February 14, 2019