Form 10-Q
period 2019-03-31
Qornerstone Inc.
filed 2019-05-15
CIK 1415605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-52945

QORNERSTONE INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0540833
State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

6, Shenton Way #21-08 OUE Downtown, Singapore	068809
(Address of principal executive offices)	(Zip Code)

+65-65572516
(Registrant’s telephone number, including area code)

TechMedia Advertising, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,490,095shares of common stock outstanding as of May 10, 2019.

QORNERSTONE INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Qornerstone Inc.

(formerly TechMedia Advertising, Inc)

Condensed Consolidated Financial Statements

March 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)

		March 31,	June 30,
		2019	2018
	Notes	$	$
		(unaudited)
ASSETS
Current Assets
Cash		95,188	128,868
Accounts receivable, net of allowance for doubtful accounts of $37,638 and $25,714, respectively		139,363	121,742
Deferred contract costs		–	188,322
Prepaid expenses and deposits		96,001	91,744
Total Current Assets		330,552	530,676
Property and equipment	4	12,737	15,028
Total Assets		343,289	545,704
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities		173,223	108,726
Deferred revenue		123,851	421,178
Due to related parties	5	692,657	235,678
Total Current Liabilities		989,731	765,582
Notes payable	6	–	1,406,522
Total Liabilities		989,731	2,172,104

STOCKHOLDERS’ DEFICIT
Common stock, 220,000,000 shares authorized, $0.001 par value; 30,490,095 and 18,998,211 shares issued and outstanding, respectively		30,490	18,998
Share subscriptions received	7	520,000	–
Additional paid-in capital		1,798,471	170,694
Accumulated other comprehensive income		78,272	39,810
Deficit		(3,073,675)	(1,855,902)
Total Stockholders’ Deficit		(646,442)	(1,626,400)
Total Liabilities and Stockholders’ Deficit		343,289	545,704

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
(Expressed in U.S. Dollars)
(unaudited)

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31,	March 31,	March 31,	March 31,
		2019	2018	2019	2018
	Notes	$	$	$	$
Revenue		361,916	251,664	1,475,005	671,127
Cost of sales		52,984	27,540	533,161	139,873
Gross Profit		308,932	224,124	941,844	531,254
Expenses
Advertising fees		15,644	–	15,644	–
Consulting fees		342,211	–	504,846	–
Depreciation		3,263	3,607	8,871	9,455
Directors' fees	5	67,724	68,354	199,258	201,255
General and administrative		70,329	45,000	114,317	185,421
Professional fees		65,456	25,770	125,488	75,083
Research and development		23,691	–	77,355	–
Rent		15,890	16,036	46,750	47,217
Salaries and benefits		300,916	265,348	781,961	715,075
Total Expenses		905,124	424,115	1,874,490	1,233,506
Loss from Operations		(596,192)	(199,991)	(932,646)	(702,252)
Other Income
Other income		–	4,917	–	21,972
Loss before Income Taxes		(596,192)	(195,074)	(932,646)	(680,280)
Income tax recovery (expense)		2,676	(18)	2,676	(1,913)
Net Loss		(593,516)	(195,092)	(929,970)	(682,193)
Comprehensive Income
Foreign currency translation gain		19,923	12,510	38,462	9,675
Comprehensive Loss		(573,593)	(182,582)	(891,508)	(672,518)
Loss Per Share, Basic and Diluted		(0.02)	(0.01)	(0.04)	(0.04)
Weighted Average Number of Shares Outstanding, Basic and Diluted		30,490,095	18,998,211	22,898,741	18,998,211

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Condensed Consolidated Statements Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
(unaudited)

					Accumulated
			Share	Additional	Other
	Common Stock		Subscriptions	Paid-in	Comprehensive
		Amount	Received	Capital	Income	Deficit	Total
	#	$	$	$	$	$	$
Balance, December 31, 2018	30,490,095	30,490	–	1,798,471	58,349	(2,480,159)	(592,849)
Share subscriptions received	–	–	520,000	–	–	–	520,000
Foreign currency translation gain	–	–	–	–	19,923	–	19,923
				–
Net loss for the period	–	–			–	(593,516)	(593,516)
Balance, March 31, 2019	30,490,095	30,490	520,000	1,798,471	78,272	(3,073,675)	(646,442)

			Accumulated
			Other
	Common Stock		Comprehensive
		Amount	Income	Deficit	Total
	#	$	$	$	$
Balance, December 31, 2017	18,998,211	189,692	11,282	(611,333)	(410,359)
Foreign currency translation gain	–	–	12,510	–	12,510
Net loss for the period	–	–	–	(195,092)	(195,092)
Balance, March 31, 2018	18,998,211	189,692	23,792	(806,425)	(592,941)

					Accumulated
			ShareSubscri Additional		Other
	Common Stock		ptions	Paid-in	Comprehensive
		Amount	Received	Capital	Income	Deficit	Total
	#	$	$	$	$	$	$
Balance, June 30, 2018	18,998,211	18,998	–	170,694	39,810	(1,855,902)	(1,626,400)
December 28, 2018 – recapitalization transactions
Shares of TechMedia Advertising, Inc.	9,670,474	9,671	–	(9,671)	–	–	–
Net liabilities assumed	–	–	–	–	–	(287,803)	(287,803)
Shares issued pursuant to conversion of debt	1,821,410	1,821	–	1,637,448	–	–	1,639,269
Share subscriptions received			520,000	–	–	–	520,000
Foreign currency translation gain	–	–	–	–	38,462	–	38,462
Net loss for the period	–	–	–	–	–	(929,970)	(929,970)
Balance, March 31, 2019	30,490,095	30,490	520,000	1,798,471	78,272	(3,073,675)	(646,442)

			Accumulated
			Other
	Common Stock		Comprehensive
		Amount	Income	Deficit	Total
	#	$	$	$	$
Balance, June 30, 2017	18,998,211	189,692	14,117	(124,232)	79,577
Foreign currency translation gain	–	–	9,675	–	9,675
Net loss for the period	–	–	–	(682,193)	(682,193)
Balance, March 31, 2018	18,998,211	189,692	23,792	(806,425)	(592,941)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Condensed Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2019	2018
	$	$

Operating Activities
Net loss for the period	(929,970)	(682,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts	1,811	–
Depreciation	8,871	9,455
Unrealized foreign exchange loss	–	1,263
Changes in operating assets and liabilities:
Accounts receivable	(19,432)	49,098
Deferred contract costs	188,322	(59,556)
Prepaid expenses and deposits	(4,257)	(647,734)
Accounts payable and accrued liabilities	(24,248)	34,353
Deferred revenue	(297,327)	13,913
Due to related parties	26,612	–
Net Cash Used in Operating Activities	(1,049,618)	(1,281,401)
Investing Activities
Acquisition of subsidiary, net of cash acquired	–	10,179
Purchase of property and equipment	(6,290)	(6,208)
Net Cash Provided by (Used in) Investing Activities	(6,290)	3,971
Financing Activities
Proceeds from shareholders’ loans	–	603,103
Proceeds from notes payable	232,747	–
Proceeds from related parties	231,309	176,276
Shares subscriptions received	520,000	–
Net Cash Provided by Financing Activities	984,056	779,379
Effects of Foreign Exchange Rate Changes on Cash	38,172	(6,334)
Decrease in Cash	(33,680)	(504,385)
Cash, Beginning of Period	128,868	585,840
Cash, End of Period	95,188	81,455
Non-cash Investing and Financing Activities:
Accounts payable assumed on reverse merger	88,745	–
Due to related parties assumed on reverse merger	199,058	–
Common stock issued for conversion of debt	1,639,269	–
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

1.	Nature of Operations and Going Concern

Qornerstone Inc. (the "Company") was incorporated in the State of Nevada on January 30, 2007 under the name Ultra Care, Inc. On February 17, 2009, the Company merged with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc. On March 15, 2019, the Company changed its name to Qornerstone Inc. The Company is in the business of being a solution provider of cloud-enabled real estate and facility management, financial management, security and enterprise turn-key systems/solutions for government-to-government, business-to-business and business-to-consumer.

On December 28, 2018, the Company completed its reverse merger with IBASE Technology Private Limited (“IBASE”) in accordance with the terms of a Share Exchange Agreement dated as of December 16, 2016, as extended on March 31, 2017, and amended on March 31, 2018. See Note 3 for additional information regarding the merger.

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of March 31, 2019, the Company has a working capital deficit of $659,179, has incurred cumulative losses of $3,073,675, and expects to incur further losses in the development of its business. Management has taken several actions to ensure that the Company will continue as a going concern. The Company has obtained additional financing through the issuance of equity and advances from related parties. In addition, the Company has implemented cost savings measures to improve operational efficiency. Management believes that these actions will enable the Company to continue as a going concern for the next twelve months from the date issuance of these condensed consolidated financial statements.

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

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IBASE Technology Private Limited (“IBASE”), They also include the accounts of IBASE’s wholly-owned subsidiary,IBASE Technology International Pte. Ltd. (“IBASE International”).All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2018 included in the Current Report, as amended, on Form 10-12GA filed on November 9, 2018. There have been no significant and material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended March 31, 2019.

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies(continued)

(b)	Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the estimated useful lives and recoverability of property and equipment, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Property and equipment consist of computer equipment, furniture and fixtures, leasehold improvements, and office equipmentand are measured at cost less accumulated depreciation and impairment losses. Property and equipment are depreciated on a straight-line basis over their expected useful life as follows:

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

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies(continued)

(g)	Government Grants

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

The Company’s financial instruments consist principally of cash, accounts receivable, and accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair values of cash are determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. The Company operates in Singapore and its cash is held in Singapore dollars, and there is no significant exposure to foreign currency fluctuations.

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies(continued)

(j)	Income Taxes

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

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of IBASE and IBASE International is the Singapore dollar. Management has adopted ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation of foreign currency denominated transactions or balances are included in the statement of operations.

The Company uses the current rate method to translate the financial statements of IBASE and IBASE International to its reporting currency. Accordingly, assets and liabilities are translated into U.S. dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

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

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

2.	Significant Accounting Policies(continued)

(l)	Revenue Recognition (continued)

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Deferred revenue consists primarily of payments received in advance of revenue recognition for subscriptions and professional services and is recognized as the revenue recognition criteria is met.

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

The Company computes earnings per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2019 and 2018, the Company had no potentially dilutive shares outstanding.

(o)	Comprehensive Income

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three and nine months ended March 31, 2019, and 2018, the Company comprehensive income (loss) consists of foreign currency translation gains and losses.

(p)	Reclassifications

Certain of the prior period figures have been reclassified to conform to the current period`s presentation.

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
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

In March 2018, the FASB issued ASUNo. 2018-05, ”Income Taxes” (“Topic 740”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The staff of the SEC recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118, which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analysis and accounting (the measurement period).The Company does not anticipate that the adoption of this standard will have a significant impact on its consolidated financial statements or the related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

3.	Acquisition of IBASE Technology Private Limited

On December 16, 2016, the Company entered into a binding and definitive share exchange agreement (the “Share Exchange Agreement”) with IBASE, a company organized under the laws of Singapore, and all of the shareholders of IBASE, whereby the Company is to acquire 100% of the issued and outstanding shares in the capital of IBASE in exchange for the issuance of an aggregate of 18,998,211 post-reverse stock split shares of common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders’ percentage of ownership in IBASE. Effectively upon closing, IBASE shareholders will hold approximately 66% of the Company’s post-closing outstanding shares, not including any shares issued upon the conversion of convertible notes in IBASE as discussed below.

On March 31, 2017, the Company entered into an extension agreement (the “Extension Agreement”) to the Share Exchange Agreement with IBASE and all of the shareholders of IBASE, whereby the parties agreed to extend the Closing Date (as defined in the Share Exchange Agreement) to March 31, 2018 and the Latest Closing Date (also as defined in the Share Exchange Agreement) to April 30, 2018.

On March 31, 2018, the Company entered into an amended share exchange agreement (the “Amended Share Exchange Agreement”) with IBASE and all of the shareholders of IBASE, whereby the parties agreed to further amend the Closing Date to be on or before December 15, 2018 and the Latest Closing Date to be December 31, 2018, subject to any extensions of 15 days per extension as mutually agreed to by the parties, as well as to reflect the convertible note financing (the “Convertible Notes”) of IBASE of up to $3,500,000, which upon closing of the Amended Share Exchange Agreement the Convertible Notes will automatically convert into shares of the Company’s common stock at a price of $0.90 per share (up to a maximum of 3,888,889 shares of common stock). Refer to Note 6.

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

The liabilities assumed from the Company are as follows:

$
Accounts payable	(88,745)
Due to related parties	(199,058)
Net liabilities assumed	(287,803)

Qornerstone Inc.
(formerly Techmedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
March 31, 2019
(Expressed in U.S. Dollars)
(unaudited)

4.	Property and Equipment

			Net Book	Net Book
			Value	Value
		Accumulated	March 31,	June 30,
	Cost	Depreciation	2019	2018
	$	$	$	$

Computer equipment	238,408	226,807	11,601	13,432
Furniture and fixtures	25,619	24,724	895	1,080
Office equipment	31,471	31,230	241	516

	295,498	282,761	12,737	15,028

5.	Related Party Transactions

(a)	As at March 31, 2019, the Company owed a total of $692,657(June 30, 2018 - $235,678) to shareholders of the Company, which is unsecured, non-interest bearing, and due on demand.

(b)	During the ninemonths ended March 31, 2019, the Company incurred directors' fees of $199,258 (2018 - $201,255) to directors of the Company.

6.	Notes Payable

On March 31, 2018, the Company entered into an amended share exchange agreement (the “Amended Share Exchange Agreement”) with IBASE and all of the shareholders of IBASE, to further amend the closing date as well as to reflect the convertible note financing (the “Convertible Notes”) of IBASE of up to $3,500,000, which upon closing of the Amended Share Exchange Agreement the Convertible Notes would automatically convert into shares of the Company’s common stock at a price of $0.90 per share (up to a maximum of 3,888,889 shares of common stock).These notes were non-interest bearing with a maturity date of three years from the date of their respective date of issuance unless automatically converted sooner.

As of June 30, 2018, IBASE had convertible notes totaling $1,406,522. IBASE issued additional Convertible Notes totaling $232,747 subsequently. The Convertible Notes automatically converted into common stock of the Company at a price of $0.90 per share upon the closing of the Amended Share Exchange Agreement. Refer to Note 7.

7.	Common Stock

(a)	On December 28, 2018, the Company issued 18,998,211 shares of common stock pursuant to the Amended Share Exchange Agreement. Refer to Note 3.

(b)	On December 28, 2018, the Company issued 1,821,410 shares of common stock for the conversion of $1,639,269 in convertible notes. Refer to Note 6.

(c)	As at March 31, 2019, the Company had share subscriptions received of $520,000. The Company is to issue 577,778 shares of common stock at $0.90 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for thenine months ended March 31, 2019, and our Form 10 Registration Statement, as amended containing our audited financial statements for the fiscal year ended June 30, 2018 and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Note About Forward-Looking Statements” as disclosed in our Form 8-K filed with the SEC on January 4, 2019 and Risk Factors under Item 2.01 of such Form 8-K.

General

We were incorporated in the State of Nevada under the name “Ultra Care, Inc.” on January 30, 2007. Effective February 17, 2009, we completed a merger with our wholly-owned subsidiary, TechMedia Advertising, Inc. As a result, we have changed our name from “Ultra Care, Inc.” to “TechMedia Advertising, Inc.”

In addition, effective February 17, 2009, we effected a forward stock split of our authorized, issued and outstanding common stock on a basis of one (1) old share for twenty-two (22) new shares. As a result, our authorized capital increased from 50,000,000 shares of common stock to 1,100,000,000 shares of common stock.

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

As a result of the closing of the share exchange agreement, IBASE has become our direct wholly-owned subsidiaryand the shareholders of IBASE became our shareholders. This transaction is commonly referred to as a Reverse Take-Over (“RTO”) and effectively upon closing, the IBASE shareholders held approximately 66% of our post-closing outstanding shares, not including any shares issued upon the conversion of convertible notes in IBASE as discussed above.

On March 12, 2019, we incorporated a wholly-owned subsidiary named “Qornerstone Inc.” for the purpose of completing a merger of such subsidiary with and into the Company to change our name. Effective March 15, 2019, we completed a merger with our wholly-owned subsidiary, Qornerstone Inc. As a result, we have changed our name from “TechMedia Advertising, Inc.” to “Qornerstone Inc.”

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

Results of Operations

The following table sets forth our results of operations for the three and ninemonth periods ended March 31, 2019 and 2018:

	Three months	Three months	Nine months
	ended	ended	ended	Nine months
	March 31,	March 31,	March 31,	ended
	2019	2018	2019	March 31, 2018
	$	$	$	$

Revenue	361,916	251,664	1,475,005	671,127
Cost of sales	52,984	27,540	533,161	139,873
Gross Profit	308,932	224,124	941,844	531,254

Expenses
Advertising fees	15,644	–	15,644	–
Consulting fees	342,211	–	504,846	–
Depreciation	3,263	3,607	8,871	9,455
Directors' fees	67,724	68,354	199,258	201,255
General and administrative	70,329	45,000	114,317	185,421
Professional fees	65,456	25,770	125,488	75,083
Research and development	23,691	–	77,355	–
Rent	15,890	16,036	46,750	47,217
Salaries and benefits	300,916	265,348	781,961	715,075
Other income	-	4,917	-	21,972

Income tax recovery (expense)	2,676	(18)	2,676	(1,913)

Net Loss	(593,516)	(195,092)	(929,970)	(682,193)

Loss Per Share, Basic and Diluted	(0.02)	(0.01)	(0.04)	(0.04)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues: We had revenues of $361,916 and cost of sales of $52,984 for the three month period ended March 31, 2019 as compared to revenues of $251,664 and cost of sales of $27,540 for the three month period ended March 31, 2018. The increase in revenue of $110,252 was due to an increase in sales generated from new contracts for the three month period ended March 31, 2019.The increase in cost of sales was due to skillset outsourcing expenditures as external expertise was required for the project deliverables.

Advertising fees: Advertising fees were $15,644 and $Nil for the three month periods ended March 31, 2019 and 2018, respectively. The increase in advertising fees of $15,644 was due to the start of advertising of our services to assist with increasing sales, which is in conjunction with our planned rebranding and marketing strategies.

Consulting fees: Consulting fees were $342,211 and $Nil for the three month periods ended March 31, 2019 and 2018, respectively. The increase in consulting fees of $342,211 was due to ongoing consulting services expenses related to the reverse merger.

Directors’ fees: Directors’ fees were $67,724 and $68,354 for the three month periods ended March 31, 2019 and 2018, respectively. The decrease in Directors’ fees of $630 was due to SGD/USD exchange rate differences. The effective Directors’ fees for the same three month period remains unchanged.

General and administrative expenses: General and administrative expenses were $70,329 and $45,000 for the three month periods ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses of $25,329 was due to payment of freelancers and part-time employee costs, subscription of services, staff welfare and insurance for the three month period ended March 31, 2019.

Professional fees: Professional fees were $65,456 and $25,770 for the three month periods ended March 31, 2019 and 2018, respectively. The increase in professional fees of $39,686 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Research and development expenses: Research and development expenses were $23,691 and $Nil for the three month periods ended March 31, 2019 and 2018, respectively. The increase in research and development expenses of $23,691 was due to an increase in major R&D activities during the three month period ended March 31, 2019.

Salaries and benefits expenses: Salaries and benefits expenses were $300,916 and $265,348 for the three month periods ended March 31, 2019 and 2018, respectively. The increase in salaries and benefits expenses of $35,568 was due to an increase in headcount to support new business initiatives and plans.

Net income/loss: The net loss was $593,516 for the three month period ended March 31, 2019 as compared to a net loss of $195,092 for the three month period ended March 31, 2018. The increase in net loss of $398,424 resulted primarily from the increase in advertising, consulting fees, general and administrative expenses, professional fees, research and development and salaries and benefitsand the increase in costs of sales.

Nine Months Ended March 31, 2019 Compared to Nine Months Ended March 31, 2018

Revenues: We had revenues of $1,475,005and cost of sales of $533,161 for the nine month period ended March 31, 2019 as compared to revenues of $671,127 and cost of sales of $139,873 for the nine month period ended March 31, 2018. The increase in sales of $803,878 was due to recognition of deferred income from the previous financial year and also increase in sales and projects for the nine month period ended March 31, 2019. The increase in cost of sales was due to skillset outsourcing expenditures as external expertise was required for the project deliverables.

Advertising fees: Advertising fees were $15,644 and $Nil for the nine month periods ended March 31, 2019 and 2018, respectively. The increase in advertising fees of $15,644 was due to the start of advertising of our services to assist with increasing sales, which is in conjunction with our planned rebranding and marketing strategies.

Consulting fees: Consulting fees were $504,846 and $Nil for the nine month periods ended March 31, 2019 and 2018, respectively. The increase in consulting fees of $504,846 was due to ongoing consulting services expenses related to the reverse merger.

Directors’ fees: Directors’ fees were $199,258 and $201,255 for the nine month periods ended March 31, 2019 and 2018, respectively. The decrease in Directors’ fees of $1,997 was due to SGD/USD exchange rate differences. The effective Directors’ fees for the same nine month period remains unchanged.

General and administrative expenses: General and administrative expenses were $114,317 and $185,421 for the nine month periods ended March 31, 2019 and 2018, respectively. The decrease in general and administrative expenses of $71,104was due to a reduction in one-off payments for foreign currency losses, recruitment fees, IT equipment purchases and travelling expenses.

Professional fees: Professional fees were $125,488 and $75,083 for the nine month periods ended March 31, 2019 and 2018, respectively. The increase in professional fees of $50,405 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Research and development expenses: Research and development expenses were $77,355 and $Nil for the nine month periods ended March 31, 2019 and 2018, respectively. The increase in research and development expenses of $77,355 was due to an increase in major R&D activities during the nine month period ended March 31, 2019.

Salaries and benefits expenses: Salaries and benefits expenses were $781,961 and $715,075 for the nine month periods ended March 31, 2019 and 2018, respectively. The increase in salaries and benefits expenses of $66,886 was due to an increase in headcount to support new business initiatives and plans.

Net income/loss: The net loss was $929,970 for the nine month period ended March 31, 2019 as compared to a net loss of $682,193 for the nine month period ended March 31, 2018. The increase in net loss of $247,777 resulted primarily from the increase in advertising, consulting fees, professional fees, research and development and salaries and benefitsand the increase in costs of sales.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019	As of June 30, 2018*
	(unaudited)
Cash reserves	95,188	$128,868
Working capital (deficit)	($659,179)	($234,906)
*Refer to “Principles of Consolidation and Basis of Presentation” in the “Critical Accounting Policies and Use of Estimates” section.

As at March 31, 2019, our current assets were $330,552 and our current liabilities were $989,731 resulting in a working capital deficit of $659,179. Our current assets as at March 31, 2019 consisted of cash of $95,188, accounts receivable (net of allowance for doubtful accounts of $37,638) of $139,363 and prepaid expenses and deposits of $96,001. Our current liabilities as at March 31, 2019 consisted of accounts payable and accrued liabilities of $173,223, deferred revenue of $123,851 and due to related parties of $692,657.

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

During the nine months ended March 31, 2019, we received an aggregate of $232,747 (2018: $Nil) pursuant to the issuance of convertible notes, which converted on December 28, 2018 along with all other outstanding convertible notes into 1,821,410 shares of our common stock at a price of $0.90 per share, representing an aggregate of $1,639,269 upon the closing of the Amended Share Exchange Agreement. The convertible notes were non-interest bearing. In addition, during the nine months ended March 31, 2019 we received proceeds from related parties of $231,309 (2018: $176,276) pursuant to shareholder loans, which are unsecured, non-interest bearing and due on demand, as well as $520,000 from subscriptions received for shares of our common stock at a price of $0.90 per share.

Our stockholders’ deficit as at March 31, 2019 was $646,442 as compared to our stockholders’ deficit of $1,626,400 at June 30, 2018.

Our plan of operations over the next twelve months is to focus on the following:

	Task	Start	Finish	Duration
Research & Development ($300,000) - Ongoing		Nov. 1, 2018	Oct. 30, 2019	52 weeks
•

Establish a R&D team to develop innovative products and run pilot projects for the industry (e.g. Big Data Analytics, Artificial Intelligence, Machine Learning, IoT Integrations, Service Platforms, etc.)

Branding Exercise ($100,000) - Ongoing
•	Evaluate & Appoint Branding Consultant	Feb. 1, 2019	Mar. 8, 2019	4 weeks

•	Execution of Branding Strategies	Mar. 11, 2019	Aug.26, 2019	24 weeks
Sales & Marketing ($125,000) - Ongoing
•	Recruitment of Chief Marketing Officer	Nov. 1, 2018	Dec. 26, 2018	8 weeks

•	Chief Marketing Officer to establish business collaborations and strategic partnerships (e.g. Channel Partnerships & resellers for local and overseas markets)	Dec. 27, 2018	Oct. 30, 2019	44 weeks
Technology Team ($300,000) – Pushed to next FY
•	Review compensation schemes for existing technical team	Jun. 1, 2019	Jun. 30, 2019	4 weeks

•
Additional (replacements) headcounts to enhance technology capabilities	Jul. 1, 2019	Aug. 30, 2020	60 weeks
HR Management ($80,000) – Pushed to next FY

•
Engage a HR Consultant to review existing Human Resource Management Processes and Practices	Sep. 1, 2019	Nov. 30, 2019	12 weeks

	Dec. 1, 2019	May.31, 2020	24 weeks
•
Execute strategies to improve HR Process and Policies and evaluate and appoint outsourcing companies

•
Outsourcing of Human Resource Management Processes	June 1, 2020	Nov. 30, 2020	24 weeks
Investor Relations & Strategic Financial Advisors ($120,000) – Pushed to next FY

•
Engagement of Investor Relations Consultants to support financing activities	Sep. 1, 2019	Aug. 30, 2020	52 weeks

•
Engagement of Strategic Financial Advisors to support operation strategies	Sep. 1, 2019	Aug. 30, 2020	52 weeks

Therefore, based on the above, we anticipate that we will require a total of approximately $1,000,000 for our plan of operations over the next twelve months. At March 31, 2019, we had cash of $95,188 and a working capital deficit of $659,179.

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

Statement of Cashflows

During the ninemonth period ended March 31, 2019, our net cash decreased by $33,680 (2018: $504,385), which included net cash used in operating activities of $1,049,618 (2018: $1,281,401), net cash used in investing activities of $6,290 (2018: $(3,971)) and net cash provided by financing activities of $984,056 (2018: $779,379).

Cash Flow used in Operating Activities

Operating activities in the nine month period ended March 31, 2019 used cash of $1,049,618 compared to $1,281,401 in the nine months ended March 31, 2018. Cash used in operating activities decreased in 2019 as a result of an increase in accounts receivable of $19,432, a decrease in deferred contract costs of $188,322, an increase in prepaid expenses and deposits or $4,257, adecrease in accounts payable and accrued liabilities of $24,248, an increase in deferred revenue of $297,327, an increase in due to related parties of $26,612and a net loss during the period of $929,970.

Cash Flow used in Investing Activities

During the nine month period ended March 31, 2019, investing activities used cash of $6,290 for the purchase or property and equipmentas compared to investing activities providing cash of $3,971 from the net result of the acquisition of subsidiary and the purchase of property and equipment during thenine month period ended March 31, 2018.

Cash Flow provided by Financing Activities

During the nine month period ended March 31, 2019, financing activities provided cashof $984,056 from the proceeds of notes payable, related parties and subscriptions received as compared to $779,379 from the proceeds of shareholders’ loans and proceeds from related parties for the nine month period ended March 31, 2018.

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

(a)	Use of Estimates

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

(b)	Accounts Receivable

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

(c)	Property and Equipment

Property and equipment consist of computer equipment, furniture and fixtures, leasehold improvements, and office equipment and are measured at cost less accumulated depreciation and impairment losses. Property and equipment are depreciated on a straight-line basis over their expected useful life as follows:

Computer equipment	3 years
Furniture and fixtures	5 years
Office equipment	5 years

(d)	Impairment of Long-lived Assets

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

(e)	Foreign Currency Translation

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

We usethe current rate method to translate the financial statements to its reporting currency. Accordingly, assets and liabilities are translated into U.S. dollars at the period end exchange rate while revenue and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income.

(f)	Revenue Recognition

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

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, we do not recognize revenue until collection occurs.

Deferred revenue consists primarily of payments received in advance of revenue recognition for subscriptions and professional services and is recognized as the revenue recognition criteria is met.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Ernest Ong, and our Chief Financial Officer, Willie Lian, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2019.

(b)	Internal Control Over Financial Reporting

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2019, we had share subscriptions received of $520,000. We will be issuing shares of common stock at $0.90 per share for such share subscriptions received.

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

QORNERSTONE INC.

By:	/s/ Ernest Ong
Ernest Ong
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: May 15, 2019

By:	/s/ Willie Lian
Willie Lian
Chief Financial Officer and Director (Principal
Financial Officer)
Date: May 15, 2019