Form 10-Q/A
period 2018-12-31
Qornerstone Inc.
filed 2022-09-28
CIK 1415605

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

+65-65572516

(Registrant's telephone number, including area code)

TechMedia Advertising, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  30,490,095 shares of common stock outstanding as of February 14, 2019.

QORNERSTONE INC.

EXPLANATORY NOTE

Qornerstone Inc. (formerly TechMedia Advertising, Inc.) (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to the Periodic Report on Form 10-Q (the "Original Filing") as originally filed with the U.S. Securities and Exchange Commission on February 14, 2019 (the "Original Filing Date") in order to: (i) update the cover page information; (ii) file the restated unaudited condensed consolidated financial statements of the Company as at December 31, 2018 and for the three and six months ended December 31, 2018 for the misapplication of the new revenue recognition standard (ASC 606), to correctly account for certain payroll expenses (direct costs of contracts) in costs of sales not previously reflected in cost of sales in error, for not expensing consulting fees incurred and not accrued in error, and for capitalizing certain software development costs once technological feasibility was established; (iii) file the restated unaudited condensed consolidated financial statements as at December 31, 2017 and for the three and six months ended December 31, 2017, to defer certain payroll costs as costs incurred for contracts not completed at December 31, 2017 not deferred in error, to account for certain payroll costs (direct costs of contracts) in cost of sales not previously reflected in cost of sales in error, for expensing certain prepaid expenses for consulting services rendered, and for not deferring certain revenue appropriately; (iv) update the disclosures in the Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company for the three month periods ended December 31, 2018 and 2017 and for the six month periods ended December 31, 2018 and 2017; (v) update the name of the Company from TechMedia Advertising, Inc. to Qornerstone Inc. as a result of the name change effective on March 15, 2019; (vi) update our evaluation of disclosure controls and procedures to reflect that such are not effective as of December 31, 2018; and (vii) include Exhibit 104 - Cover Page Interactive Data.

This Amendment No. 1 does not amend, modify or otherwise update any other information in the Original Filing.  In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Qornerstone Inc.

(formerly TechMedia Advertising, Inc.)

Condensed Consolidated Financial Statements

Six Months Ended December 31, 2018

(Restated)

(Expressed in U.S. Dollars)

(unaudited)

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	Notes	December 31, 2018 $	June 30, 2018 $
		(Restated - Note 10)
		(unaudited)

ASSETS

Current Assets

Cash		71,217	128,868
Accounts receivable, net of allowance for doubtful accounts of $15,517 and $18,872, respectively		78,943	121,742
Contract assets		38,787	-
Deferred contract costs		-	448,653
Prepaid expenses and deposits	11	93,273	199,744

Total Current Assets		282,220	899,007

Property and equipment, net	5	12,652	15,028
Software development		133,272	-

Total Assets		428,144	914,035

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	11	384,392	108,726
Deferred revenue		120,199	421,178
Due to related parties	6	516,427	235,678

Total Current Liabilities		1,021,018	765,582

Notes payable	7	-	1,406,522

Total Liabilities		1,021,018	2,172,104

Going Concern (Note 2)
Commitment and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT

Common stock, 220,000,000 shares authorized, $0.001 par value; 30,490,095 and 18,998,211 shares issued and outstanding, respectively	8	30,490	18,998
Additional paid-in capital	8	1,798,471	170,694
Accumulated other comprehensive income		51,926	39,810
Deficit		(2,473,761)	(1,487,571)

Total Stockholders' Deficit		(592,874)	(1,258,069)

Total Liabilities and Stockholders' Deficit		428,144	914,035

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
(unaudited)

	Notes	Three months ended December 31, 2018 $	Three months ended December 31, 2017 $	Six months ended December 31, 2018 $	Six months ended December 31, 2017 $
		(Restated - Note 10)	(Restated - Note 10)	(Restated - Note 10)	(Restated - Note 10)

Revenue	9	195,892	305,573	570,065	542,146
Cost of sales		206,007	117,060	595,516	279,008

Gross Profit (Loss)		(10,115)	188,513	(25,451)	263,138

Expenses

Consulting fees	11	254,208	90,000	494,208	180,000
Depreciation		2,887	3,642	5,608	5,847
Directors' fees	6	65,589	66,596	131,534	132,889
General and administrative		18,413	77,283	30,302	139,520
Professional fees		29,107	15,206	60,032	49,309
Rent		15,388	15,624	30,860	31,178
Salaries and benefits		44,790	87,184	99,919	172,972

Total Expenses		430,382	355,535	852,463	711,715

Loss from Operations		(440,497)	(167,022)	(877,914)	(448,577)

Other Income

Other income		-	17,055	-	17,055

Loss before Income Taxes		(440,497)	(149,967)	(877,914)	(431,522)

Income tax expense		-	(1,895)	-	(1,895)

Net Loss		(440,497)	(151,862)	(877,914)	(433,417)

Comprehensive income (loss)

Foreign currency translation gain		9,815	2,257	12,116	32,599

Comprehensive Loss		(430,682)	(149,605)	(865,798)	(400,818)

Loss Per Share, Basic and Diluted		(0.02)	(0.01)	(0.05)	(0.02)

Weighted Average Number of Shares Outstanding, Basic and Diluted		19,372,946	18,998,211	19,185,579	18,998,211

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Condensed Consolidated Statements of Stockholders’ Deficit
(Expressed in U.S. Dollars)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total Stockholders' Deficit
		Amount
	#	$	$	$	$	$
				(Restated - Note 10)	(Restated - Note 10)	(Restated - Note 10)

Balance, June 30, 2018	18,998,211	18,998	170,694	39,810	(1,487,571)	(1,258,069)

Change in accounting principal - ASC 606 opening adjustment	-	-	-	-	179,527	179,527

December 28, 2018 - recapitalization transactions

Shares of TechMedia Advertising, Inc.	9,670,474	9,671	(9,671)	-	-	-
Net liabilities assumed	-	-	-	-	(287,803)	(287,803)

Shares issued pursuant to conversion of debt	1,821,410	1,821	1,637,448	-	-	1,639,269

Foreign currency translation gain	-	-	-	12,116	-	12,116

Net loss for the period	-	-	-	-	(877,914)	(877,914)

Balance, December 31, 2018	30,490,095	30,490	1,798,471	51,926	(2,473,761)	(592,874)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(unaudited)

	Six months ended December 31, 2018 $	Six months ended December 31, 2017 $
	(Restated - Note 10)	(Restated - Note 10)

Operating Activities

Net loss	(877,914)	(433,417)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,608	5,874

Changes in operating assets and liabilities:
Accounts receivable	42,799	86,625
Deferred contract costs	199,460	(113,883)
Prepaid expenses and deposits	106,471	(466,693)
Accounts payable and accrued liabilities	186,920	(5,870)
Deferred revenue	87,587	(111,034)

Net Cash Used In Operating Activities	(249,069)	(1,038,398)

Investing Activities

Purchase of property and equipment	(3,248)	(10,082)
Software development	(133,272)	-

Net Cash Used In Investing Activities	(136,520)	(10,082)

Financing Activities

Proceeds from notes payable	232,747	560,363
Proceeds from advances from related parties	81,691	-

Net Cash Provided by Financing Activities	314,438	560,363

Effects of Foreign Exchange Rate Changes on Cash	13,500	34,623

Net Decrease in Cash	(57,651)	(453,494)

Cash, Beginning of Period	128,868	585,840

Cash, End of Period	71,217	132,346

Non-cash Investing and Financing Activities:

Accounts payable assumed on reverse merger	88,745	-
Due to related parties assumed on reverse merger	199,058	-
Shares issued upon conversion of notes payable	1,639,269	-

Supplemental Disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

1. Organization and Nature of Operations

Qornerstone Inc. (the "Company") was incorporated in the State of Nevada on January 30, 2007 under the name Ultra Care, Inc. On February 17, 2009, the Company merged with its wholly owned subsidiary, TechMedia Advertising, Inc., in order to effect a name change from Ultra Care, Inc. to TechMedia Advertising, Inc.  On March 15, 2019, the Company changed its name to Qornerstone Inc.  The Company's principal place of business is in Singapore. The Company is in the business of being a solution provider of cloud-enabled real estate and facility management, financial management, security and enterprise turn-key systems/solutions for government-to-government, business-to-business and business-to-consumer.

On December 28, 2018, the Company completed its acquisition of IBASE Technology Private Limited ("IBASE") in accordance with the terms of a Share Exchange Agreement dated as of December 16, 2016, as extended on March 31, 2017, and amended on March 31, 2018. See Note 4 for additional information regarding the merger.

The Company changed its name from TechMedia Advertising, Inc. to Qornerstone, Inc. effective March 15, 2019.

2. Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its obligations and commitments in the normal course of operations. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. As of December 31, 2018, the Company has a working capital deficit of $738,798, has incurred cumulative losses of $2,473,761, and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern. To remain a going concern, the Company will be required to obtain the necessary financing to pursue its plan of operation. Management plans to obtain the necessary financing through the issuance of equity and/or advances from related parties. Should the Company not be able to obtain this financing, it may need to substantially scale back operations or cease business. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IBASE Technology International Pte. Ltd., (collectively referred to as the "Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. These condensed consolidated financial statements do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the annual financial statements as at and for the year ended June 30, 2018. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results expected for the fiscal year.

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

3. Significant Accounting Policies (continued)

(b) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of the satisfaction of performance obligations, including percentage-of-completion; useful lives of tangible and intangible assets; allowances for doubtful accounts, when technological feasibility is achieved for new software to be leased or sold; and the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Revenue

Adoption of New Accounting Guidance on Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standard Codification 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective approach applied to any contracts that were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. The Company determined that a cumulative effect adjustment of $179,527 ($0.55 per weighted average share, basic and diluted) to decrease the deficit at July 1, 2018, was necessary upon adoption as there were significant revenue recognition differences identified between the new and previous accounting guidance. Under the new standard, the Company recognizes revenue over time for customized software projects, rather than at a point in time. The adoption of ASC 606 would also have affected the following balances:

	As at July 1, 2018
	As Previously Stated	New Revenue Standard Adjustment	As Stated Under ASC 606
	$	$	$

Deferred contract costs	448,653	(448,653)	-
Contract assets	-	238,247	238,247
Deferred revenue	421,178	(391,566)	29,612

The Company recognizes revenue based on the five criteria for revenue recognition established under ASC 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

3. Significant Accounting Policies (continued)

(c) Revenue (continued)

Product Revenue and Service and Other Revenue

Product revenue includes sales of customized software products that can also include underlying licenses, training, and data migration.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, and platforms. Service and other revenue also includes sales from consulting, maintenance, and hosting services.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities, if any.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Management assesses the business environment, customers' financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

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

For on-premises licenses, the Company recognizes revenue at a point in time when control passes to the customer. For custom licenses that require modification and development based on customer requirements and provide for cost plus reasonable margin throughout the contract, the Company recognizes revenue over time using the input method. For subscription hosting services, the Company recognizes revenue over the period the services are provided.

Revenue Service Types

The Company has four main revenue sources - the sale of customized software products, the sale of software licenses, the sale of subscription cloud services, and the sale of product support and incidental change orders. Accordingly, the Company recognizes revenue for each source as described below:

The Sale of Customized Software Products - Revenue for custom software or significant enhancement to software are projects whereby, the development of the custom software leads to an identifiable asset with no alternative use to the Company, the Company also has an enforceable right to payment under the contract, and revenue is recognized based on the percentage-of-completion using an input model with a master budget of man-days. At the end of each reporting period, the Company reviews its estimated budgeted time to completion and adjusts the percentage of completion accordingly.

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

3. Significant Accounting Policies (continued)

(c) Revenue (continued)

Revenue Service Types (continued)

Sale of Software - Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase licenses or subscribe to licenses, which provide customers with similar functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from licenses that require Company resources during the service period are recognized over the term of the license.

Subscription Hosting Services, which allow customers to use hosted software over the contract period without taking possession of the software, are provided on either a subscription or consumption basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period. When cloud services require a significant level of integration and interdependency with software and the individual components are not considered distinct, all revenue is recognized over the period in which the cloud services are provided.

Sale of Product Support and Incidental Change and Maintenance Orders - The Company recognizes revenue from the sale of product support and incidental change orders when it has completed the performance obligation specified in the contract.

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. The Company uses a range of amounts to estimate SSP when selling each of the products and services separately and needs to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by revenue source and timing of transfer of goods or services. Refer to Note 9 for disaggregated revenue information.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing/ milestone invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing.

Under the previous revenue recognition standard, the Company deferred costs incurred that related to unrecognized revenues.

Unfulfilled Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. As at December 31, 2018, the Company had approximately $400,000 in unfulfilled performance obligations. The Company expects to satisfy 70% of the performance obligations in fiscal year 2020. During the three and six months ended December 31, 2018, the Company recognized revenue of approximately $15,000 and $30,000 that was included in deferred revenue as at June 30, 2018, respectively.

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

3. Significant Accounting Policies (continued)

(d) Cost of Sales

Cost of sales includes: amounts paid to external consultants for custom software sales and other direct costs, including salaries for software engineering and project management staff and payroll related costs.

(e) Employee Benefits

The Company remits contributions to the Central Provident Fund Scheme in Singapore which is a defined contribution pension scheme. These contributions are recognized as compensation expense in the period in which the related service is performed.

(f) Research and Development

Research and development expenses include payroll and employee benefits, other payroll-related expenses associated with product development, third-party development and other programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, as defined under ASC 985-20 "Costs of Software to be Sold, Leased or Marketed". Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. Technological feasibility is established once a detailed program design is in place, the Company has established that the necessary skills, hardware, and software technology are available to the entity to produce the product, the completeness of the detail program design and its consistency with the product design have been confirmed by documenting and tracing the detail program design to product specifications, and the detail program design has been reviewed for high-risk development issues (for example, novel, unique, unproven functions and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. As at July 1, 2018, the Company determined technological feasibility was met on the software being developed. During the six months ended December 31, 2018, the Company capitalized $133,272 of software development costs consisting of payroll and other costs.

(g) Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year`s presentation including the payroll costs associated with project management and software engineering, which have been reclassified from general salaries and benefits to cost of sales. The reclassification adjustments had no effect on the Company's comprehensive loss for the six months ended December 31, 2018.

(h) Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-3, "Financial Instruments - Credit Losses" ("Topic 326"). a new standard to replace the incurred loss impairment methodology under current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning July 1, 2023, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings/ deficit as of the effective date to align the Company's credit loss methodology with the new standard. The Company is currently evaluating the impact of this standard on the consolidated financial statements, including accounting policies, processes, and systems.

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

3. Significant Accounting Policies (continued)

(h) Recent Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

4. Acquisition of IBASE Technology Private Limited

As discussed in Note 1, the closing of the Amended Share Exchange Agreement occurred on December 28, 2018. Pursuant to the terms of the Amended Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of capital stock of IBASE from the shareholders of IBASE in exchange for the issuance of 18,998,211 shares of the Company's common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders' percentage ownership in IBASE. In addition, all outstanding IBASE convertible notes automatically converted into 1,821,410 shares of the Company's common stock. Refer to Note 8.

The acquisition was a capital transaction in substance and therefore has been accounted for as a recapitalization, which is outside the scope of ASC 805, "Business Combinations". Under recapitalization accounting, IBASE is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization and the historical accounts of the business of IBASE since inception.

The assets acquired and liabilities assumed from the Company are as follows:

$

Accounts payable	(88,745)
Due to related parties	(199,058)

Net liabilities assumed	(287,803)

5. Property and Equipment

	Cost $	Accumulated Depreciation $	Net Book Value December 31, 2018 $	Net Book Value June 30, 2018 $

Computer equipment	230,770	219,392	11,378	13,432
Furniture and fixtures	25,124	24,231	893	1,080
Office equipment	30,863	30,482	381	516

	286,757	274,105	12,652	15,028

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

6. Related Party Transactions

(a) As at December 31, 2018, the Company owed a total of $516,427 (June 30, 2018 - $235,678) to shareholders of the Company, which is unsecured, non-interest bearing, and due on demand.

(b) During the three and six months ended December 31, 2018, the Company incurred directors' fees of $65,589 (2017 - $66,596) and $131,534 (2017 - $132,889) to directors of the Company, respectively.

7. Notes Payable

As at June 30, 2018, IBASE had convertible notes totaling $1,406,522. IBASE issued further convertible notes totaling $232,747 during the six months ended December 31, 2018. These notes automatically convert into shares of the Company at a price of $0.90 per share upon the closing of the Amended Share Exchange Agreement. These notes were non-interest bearing and were to mature three years from the date of their respective date of advance unless automatically converted sooner.

On December 28, 2018, the Company issued 1,821,410 shares of common stock for the conversion of $1,639,269 in convertible notes.

8. Common Stock

(a) On December 28, 2018, the Company issued 18,998,211 shares of common stock pursuant to the Amended Share Exchange Agreement. Refer to Note 4.

(b) On December 28, 2018, the Company issued 1,821,410 shares of common stock for the conversion of $1,639,269 in convertible notes. Refer to Note 7.

9. Revenue

A breakdown of the revenue is presented below:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	$	$	$	$

Major goods/service lines

Subscription cloud services	41,152	29,787	98,894	82,403
Custom software projects and licenses	52,749	153,938	245,884	254,939
Product support services	66,234	80,779	162,064	124,248
Service and change request	(5,488)	-	18,424	-
Other	41,245	41,069	44,799	80,556

	195,892	305,573	570,065	542,146

Timing of revenue recognition

Goods transferred at a point in time	35,757	43,469	63,223	124,248
Services transferred over time	160,135	262,104	506,842	417,898

	195,892	305,573	570,065	542,146

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement

The Company has restated its condensed consolidated financial statements as at December 31, 2018 and for the three and six months then ended, for the misapplication of the new revenue recognition standard (ASC 606), to correctly account for certain payroll expenses (direct costs of contracts) in cost of sales not previously reflected in cost of sales in error, for not expensing consulting fees incurred and not accrued in error, and for capitalizing certain software development costs once technological feasibility was established. These restatements resulted in a net loss of $336,454 increasing by $541,460 to $877,914 for the six months ended December 31, 2018 and a net loss of $$410,960 increasing by $29,537 to $440,497 for the three months ended December 31, 2018.

The Company has also restated its condensed consolidated financial statements as at December 31, 2017 and for the three and six months then ended, to defer certain payroll costs incurred for contracts not completed at December 31, 2017 not deferred in error, to account for certain payroll costs (direct costs of contracts) in cost of sales not previously reflected in cost of sales in error, for expensing prepaid expenses for consulting services rendered, and for not deferring certain revenue appropriately. These restatements resulted in a net loss of $275,262 increasing by $158,155 to $433,417 for the six months ended December 31, 2017 and a net loss of $25,833 increasing by $126,029 to $151,862 for the three months ended December 31, 2017.

The impact of the restatements as at December 31, 2018 and for the three and six months ended December 31, 2018 and 2017 is summarized below:

Consolidated Balance Sheet

	As at December 31, 2018
	As reported $	Adjustment $	As restated $

ASSETS

Current Assets

Cash	71,217	-	71,217
Accounts receivable, net	78,943	-	78,943
Contract assets	-	38,787	38,787
Prepaid expenses and deposits	93,273	-	93,273

Total Current Assets	243,433	38,787	282,220

Property and equipment, net	12,652	-	12,652
Software development	-	133,272	133,272

Total Assets	256,085	172,059	428,144

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	172,474	211,918	384,392
Deferred revenue	160,033	(39,834)	120,199
Due to related parties	516,427	-	516,427

Total Liabilities	848,934	172,084	1,021,018

STOCKHOLDERS' DEFICIT

Common stock	30,490	-	30,490
Additional paid-in capital	1,798,471	-	1,798,471
Accumulated other comprehensive income	58,349	(6,423)	51,926
Deficit	(2,480,159)	6,398	(2,473,761)

Total Stockholders' Deficit	(592,849)	(25)	(592,874)

Total Liabilities and Stockholders' Deficit	256,085	172,059	428,144

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)

Consolidated Statement of Operations and Comprehensive Loss

	Three months ended December 31, 2018
	As reported $	Adjustment $	As restated $

Revenue	244,935	(49,043)	195,892
Cost of sales	103,303	(102,704)	206,007

Gross Profit (Loss)	141,632	(151,747)	(10,115)

Expenses

Consulting fees	153,181	101,027	254,208
Depreciation	2,761	126	2,887
Directors' fees	62,538	3,051	65,589
General and administrative	33,000	(14,587)	18,413
Professional fees	27,683	1,424	29,107
Research and development	28,773	(28,773)	-
Rent	14,672	716	15,388
Salaries and benefits	229,984	(185,194)	44,790

Total Expenses	552,592	(122,210)	430,382

Net Loss	(410,960)	(29,537)	(440,497)

Comprehensive Income (Loss)

Foreign currency translation gain	26,603	(16,788)	9,815

Comprehensive Loss	(384,357)	(46,325)	(430,682)
Loss Per Share, Basic and Diluted	(0.02)	-	(0.02)

Weighted Average Number of Shares Outstanding, Basic and Diluted	19,372,946	-	19,372,946

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)

Consolidated Statement of Operations and Comprehensive Loss (continued)
	Three months ended December 31, 2017
	As reported $	Adjustment $	As restated $

Revenue	373,558	(67,985)	305,573
Cost of sales	40,143	76,917	117,060

Gross Profit	333,415	(144,902)	188,513

Expenses

Consulting fees	-	90,000	90,000
Depreciation	3,454	188	3,642
Directors' fees	60,927	5,669	66,596
General and administrative	71,983	5,300	77,283
Professional fees	12,287	2,919	15,206
Rent	14,295	1,329	15,624
Salaries and benefits	211,462	(124,278)	87,184

Total Expenses	374,408	(18,873)	355,535

Loss from Operations	(40,993)	(126,029)	(167,022)

Other Income

Other income	17,055	-	17,055

Loss before Income Taxes	(23,938)	(126,029)	(149,967)

Income tax expense	(1,895)	-	(1,895)

Net Loss	(25,833)	(126,029)	(151,862)

Comprehensive Income (Loss)

Foreign currency translation gain	129,256	(126,999)	2,257

Comprehensive Loss	103,423	(253,028)	(149,605)
Loss Per Share, Basic and Diluted	-	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,998,211	-	18,998,211

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)

Consolidated Statement of Operations and Comprehensive Loss (continued)
	Six months ended December 31, 2018
	As reported $	Adjustment $	As restated $

Revenue	1,113,089	(543,024)	570,065
Cost of sales	480,177	115,339	595,516

Gross Profit (Loss)	632,912	(658,363)	(25,451)

Expenses

Consulting fees	162,635	331,573	494,208
Depreciation	5,608	-	5,608
Directors' fees	131,534	-	131,534
General and administrative	43,988	(13,686)	30,302
Professional fees	60,032	-	60,032
Research and development	53,664	(53,664)	-
Rent	30,860	-	30,860
Salaries and benefits	481,045	(381,126)	99,919

Total Expenses	969,366	(116,903)	852,463

Net Loss	(336,454)	(541,460)	(877,914)

Comprehensive Income (Loss)

Foreign currency translation gain	18,539	(6,423)	12,116

Comprehensive Loss	(317,915)	(547,883)	(865,798)
Loss Per Share, Basic and Diluted	(0.02)	(0.03)	(0.05)

Weighted Average Number of Shares Outstanding, Basic and Diluted	19,185,579		19,185,579

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)

Consolidated Statement of Operations and Comprehensive Loss (continued)
	Six months ended December 31, 2017
	As reported $	Adjustment $	As restated $

Revenue	630,404	(88,258)	542,146
Cost of sales	112,333	166,675	279,008

Gross Profit	518,071	(254,933)	263,138

Expenses

Consulting fees	-	180,000	180,000
Depreciation	5,848	(1)	5,847
Directors' fees	132,901	(12)	132,889
General and administrative	139,530	(10)	139,520
Professional fees	49,313	(4)	49,309
Rent	31,181	(3)	31,178
Salaries and benefits	449,720	(276,748)	172,972

Total Expenses	808,493	(96,778)	711,715

Loss from Operations	(290,422)	(158,155)	(448,577)

Other Income

Other income	17,055	-	17,055

Loss before Income Taxes	(273,367)	(158,155)	(431,522)

Income tax expense	(1,895)	-	(1,895)

Net Loss	(275,262)	(158,155)	(433,417)

Comprehensive Income (Loss)

Foreign currency translation gain	24,011	8,588	32,599

Comprehensive Loss	(251,251)	(149,567)	(400,818)
Loss Per Share, Basic and Diluted	(0.01)	(0.01)	(0.02)

Weighted Average Number of Shares Outstanding, Basic and Diluted	18,998,211		18,998,211

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)

Consolidated Statement of Cash Flows

	Six months ended December 31, 2018
	As reported $	Adjustment $	As restated $

Operating Activities

Net loss	(336,454)	(541,460)	(877,914)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,608	-	5,608

Changes in operating assets and liabilities:
Accounts receivable	42,799	-	42,799
Contract assets	188,322	11,138	199,460
Prepaid expenses and deposits	(1,529)	108,000	106,471
Accounts payable and accrued liabilities	(24,997)	211,917	186,920
Deferred revenue	(261,145)	348,732	87,587

Net Cash Used In Operating Activities	(387,396)	138,327	(249,069)

Investing Activities

Purchase of property and equipment	(3,248)	-	(3,248)
Software development costs	-	(133,272)	(133,272)

Net Cash Used In Investing Activities	(3,248)	(133,272)	(136,520)

Financing Activities

Proceeds from notes payable	232,747	-	232,747
Proceeds from advances from related parties	81,691	-	81,691

Net Cash Provided by Financing Activities	314,438		314,438

Effects of Foreign Exchange Rate Changes on Cash	18,555	(5,055)	13,500

Net Decrease in Cash	(57,651)	-	(57,651)

Cash, Beginning of Period	128,868	-	128,868

Cash, End of Period	71,217	-	71,217

Qornerstone Inc.
(formerly TechMedia Advertising, Inc.)
Notes to the Condensed Consolidated Financial Statements
Six Months Ended December 31, 2018
(Expressed in U.S. Dollars)
(unaudited)

10. Restatement (continued)
	Six months ended December 31, 2017
	As reported $	Adjustment $	As restated $

Operating Activities

Net loss	(275,262)	(158,155)	(433,417)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,848	26	5,874

Changes in operating assets and liabilities:
Accounts receivable	86,625	-	86,625
Deferred contract asset	(2,138)	(111,745)	(113,883)
Prepaid expenses and deposits	(649,510)	182,817	(466,693)
Accounts payable and accrued liabilities	(5,870)	-	(5,870)
Deferred revenue	(200,617)	89,583	(111,034)

Net Cash Used in Operating Activities	(1,040,924)	2,526	(1,038,398)

Investing Activities

Purchase of property and equipment	(5,848)	(4,234)	(10,082)

Net Cash Used in Investing Activities	(5,848)	(4,234)	(10,082)

Financing Activities

Proceeds from notes payable	561,925	(1,562)	560,363

Net Cash Provided by Financing Activities	561,925	(1,562)	560,363

Effects of Foreign Exchange Rate Changes on Cash	31,353	3,270	34,623

Net Decrease in Cash	(453,494)	-	(453,494)

Cash, Beginning of Period	585,840	-	585,840

Cash, End of Period	132,346	-	132,346

11. Commitment and Contingencies

On July 1, 2017, IBASE entered into an agreement for consulting services related to corporate financing, fundraising, corporate strategy, and the development of new markets and the contract terminates once all payments have been made. As at December 31, 2018, $211,919 was owed under the contract (June 30, 2018 - $108,000 was prepaid) and consulting fees of $480,000 (2018 - $180,000) were incurred for the six months then ended. The $211,919 is included in accounts payable and accrued liabilities as at December 31, 2018. Upon the closing of the acquisition of IBASE on December 28, 2018, the consulting firm became a related party as it is controlled by a director of the Company.

The Company has committed to the following payments for services in addition to the $211,919:

Year ended	$

June 30, 2019	480,000
June 30, 2020	720,000
June 30, 2021	160,000

1,360,000

Qornerstone, Inc. has not filed any federal corporate income tax returns since inception. Accordingly, the Company may be subject to penalties, fines, or other sanctions for not filing these tax returns. The Company is in the process of rectifying the situation and does not believe the non-filing of the tax returns will have any material adverse effect on its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management's discussion and analysis of the Company's financial condition and results of operations (the "MD&A") contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Form 10-Q Quarterly Report for the six months ended December 31, 2018, and our Form 10 Registration Statement, as amended containing our audited financial statements for the fiscal year ended June 30, 2018 and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statements made in this document. Refer to "Note About Forward-Looking Statements" as disclosed in our Form 8-K filed with the SEC on January 4, 2019 and Risk Factors under Item 2.01 of such Form 8-K.

General

We were incorporated in the State of Nevada under the name "Ultra Care, Inc." on January 30, 2007. Effective February 17, 2009, we completed a merger with our wholly-owned subsidiary, TechMedia Advertising, Inc. As a result, we have changed our name from "Ultra Care, Inc." to "TechMedia Advertising, Inc."

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

On December 16, 2016, we entered into a binding and definitive share exchange agreement (the "Share Exchange Agreement") with IBASE Technology Private Limited ("IBASE"), a company organized under the laws of Singapore, and all of the shareholders of IBASE, whereby we agreed to acquire 100% of the issued and outstanding shares in the capital of IBASE in exchange for the issuance of an aggregate of 18,998,211 post-reverse stock split shares of our common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders' percentage of ownership in IBASE.

On March 31, 2017, we entered into an extension agreement (the "Extension Agreement") to the Share Exchange Agreement with IBASE and all of the shareholders of IBASE, whereby the parties agreed to extend the Closing Date (as defined in the Share Exchange Agreement) to March 31, 2018 and the Latest Closing Date (also as defined in the Share Exchange Agreement) to April 30, 2018.

On September 22, 2017, we effected a reverse stock split of our authorized and outstanding shares of common stock on a basis of one (1) new share of common stock for each five (5) old shares of common stock. As a result of the reverse stock split, our authorized capital decreased from 1,100,000,000 shares of common stock with a par value of $0.001 per share to 220,000,000 shares of common stock with a par value of $0.001 per share, and correspondingly our issued and outstanding capital decreased from 48,327,371 shares of common stock to 9,665,474 shares of common stock.

On March 31, 2018, we entered into an amended share exchange agreement (the "Amended Share Exchange Agreement") with IBASE and all of the shareholders of IBASE, whereby the parties agreed to further amend the Closing Date to be on or before December 15, 2018 and the Latest Closing Date to be December 31, 2018, subject to any extensions of 15 days per extension as mutually agreed to by the parties, as well as to reflect the convertible note financing (the "Convertible Notes") of IBASE of up to US$3,500,000, which upon closing of the Amended Share Exchange Agreement the Convertible Notes will automatically convert into shares of our common stock at a price of US$0.90 per share (up to a maximum of 3,888,889 shares of our common stock).

The closing of the Amended Share Exchange Agreement occurred on December 28, 2018. Pursuant to the terms of the Amended Share Exchange Agreement, we acquired all of the issued and outstanding shares of capital stock of IBASE from the shareholders of IBASE in exchange for the issuance of 18,998,211 shares of our common stock to the shareholders of IBASE on a pro rata basis in accordance with each IBASE shareholders' percentage ownership in IBASE. In addition, we issued an aggregate of 1,821,410 shares of our common stock to the holders of Convertible Notes representing an aggregate of $1,639,269.

As a result of the closing of the share exchange agreement, IBASE has become our direct wholly-owned subsidiary and the shareholders of IBASE became our shareholders. This transaction is commonly referred to as a Reverse Take-Over ("RTO") and effectively upon closing, the IBASE shareholders held approximately 66% of our post-closing outstanding shares, not including any shares issued upon the conversion of convertible notes in IBASE as discussed above.

Description of Business

IBASE is in the business of being a solution provider of cloud-enabled real estate and facility management, financial management, security and enterprise turn-key systems/solutions for business-to-government, business-to-business and business-to-consumer. IBASE's web-based management solution UBERIQTM has been adopted by multiple enterprises internationally. The IBASE software technology is comprehensive and represents cutting edge technology made simple to use.

IBASE's solutions help generate positive gains and returns in the following areas:

•	Financial & Tax management
•	Property management
•	Lease, rental and MCST* management
•	Facility and asset management
•	MyTenantWorld Web Portal
•	Mobile applications

*MCST - stands for Management Corporation Strata Title. It is a company or individual appointed to manage a real estate property that a company or individual owns. Management of real estate property involves the maintaining of good security, upkeep of commercial facilities, regulating rules, etc. IBASE's solution aims to improve the operational challenges.

Results of Operations

The following table sets forth our results of operations for the three and six month periods ended December 31, 2018 and 2017:

	Three months ended December 31, 2018 $ (Restated)	Three months ended December 31, 2017 $ (Restated)	Six months ended December 31, 2018 $ (Restated)	Six months ended December 31, 2017 $ (Restated)

Revenue	195,892	305,573	570,065	542,146
Cost of sales	206,007	117,060	595,516	279,008

Gross Profit (Loss)	(10,115)	188,513	(25,451)	263,138

Expenses

Consulting fees	254,208	90,000	494,208	180,000
Depreciation	2,887	3,642	5,608	5,847
Directors' fees	65,589	66,596	131,538	132,889
General and administrative	18,413	77,283	30,296	139,520
Professional fees	29,107	15,206	60,033	49,309
Rent	15,388	15,624	30,861	31,178
Salaries and benefits	44,790	87,184	99,919	172,972

Total Expenses	430,382	355,535	852,463	711,715
Loss from Operations	(440,497)	(167,022)	(877,914)	(448,577)

Other Income	-	17,055	-	17,055
Loss before Income Taxes	(440,497)	(149,967)	(877,914)	(431,522)
Income tax expense	-	(1,895)	-	(1,895)
Net Loss	(440,497)	(151,862)	(877,914)	(433,417)

Foreign currency translation gain	9,815	2,257	12,116	32,599
Comprehensive Loss	(430,682)	(149,605)	(865,798)	(400,818)

Loss Per Share, Basic and Diluted	(0.02)	(0.01)	(0.05)	(0.02)

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Revenues: We had revenues of $195,892 and cost of sales of $206,007 for the three month period ended Dec. 31, 2018 as compared to revenues of $305,573 and cost of sales of $117,060 for the three month period ended Dec. 31, 2017. The decrease in sales of $109,681 was due to the change in revenue recognition under ASC 605 vs ASC 606 as well as the timing of revenue recognition of various project billings. The increase in cost of sales was due to increased labor costs as a result of project accounting adjustments and resource outsourcing.

Consulting fees: Consulting fees were $254,208 and $90,000 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in consulting fees of $164,208 was due to ongoing expenses for the reverse merger consultancy services.

Directors' fees: Directors' fees were $65,589 and $66,596 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in Directors' fees of $1,007 was due to SGD/USD exchange rate differences. The effective Directors' fees for the same three month period remains unchanged.

General and administrative expenses: General and administrative expenses were $18,413 and $77,283 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in general and administrative expenses of $58,870 was due to a reduction in one-off payments for HR, advertising & promotion, insurance, stationery and staff training costs.

Professional fees: Professional fees were $29,107 and $15,206 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The increase in professional fees of $13,901 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Rent: Rent expenses were $15,388 and $15,624 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The rent expenses remain relatively unchanged.

Salaries and benefits expenses: Salaries and benefits expenses were $44,790 and $87,184 for the three month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in salaries and benefits expenses of $42,394 was due to the increase of allocation of salary and benefits to cost of sales, offset by the increase of headcount to support new business initiatives and plans.

Net income/loss: The net loss was $440,497 for the three month period ended Dec. 31, 2018 as compared to a net loss of $151,862 for the three month period ended Dec.31, 2017. The increase in net loss of $288,635 resulted primarily from the decrease in revenue and the increase in consulting fees and professional fees, which were slightly offset by decreases in directors' fees, general and administrative expenses, rent and salaries and benefits.

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

Revenues: We had revenues of $570,065 and cost of sales of $595,516 for the six month period ended Dec. 31, 2018 as compared to revenues of $542,146 and cost of sales of $279,008 for the six month period ended Dec. 31, 2017. The increase in sales of $27,919 was due to the change in method for recognizing revenue for certain projects as a result of the change in the revenue recognition standard from ASC 605 to ASC 606 during the six month period ended Dec. 31, 2018. The increase in cost of sales was due to increased labor costs as a result of project accounting adjustments and resource outsourcing. The purchase of hardware and 3rd party warranty extension for the hardware, for a key customer, was also a contributing factor.

Consulting fees: Consulting fees were $494,208 and $180,000 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in consulting fees of $314,208 was due to ongoing expenses for the reverse merger consultancy services.

Directors' fees: Directors' fees were $131,538 and $132,889 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in Directors' fees of $1,351 was due to SGD/USD exchange rate differences. The effective Directors' fees for the same six month period remains unchanged.

General and administrative expenses: General and administrative expenses were $30,296 and $139,520 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in general and administrative expenses of $109,224 was due to a reduction in one-off payments for HR, advertising & promotion, insurance, stationery and staff training costs.

Professional fees: Professional fees were $60,033 and $49,309 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The increase in professional fees of $10,724 was due to more involvement of the US/Canadian professional firms for the reverse merger process and activities.

Rent: Rent expenses were $30,861 and $31,178 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The rent expenses remain relatively unchanged.

Salaries and benefits expenses: Salaries and benefits expenses were $99,919 and $172,972 for the six month periods ended Dec. 31, 2018 and 2017, respectively. The decrease in salaries and benefits expenses of $73,053 was due to the increase of allocation of salary and benefits to cost of sales, offset by the increase of headcount to support new business initiatives and plans.

Net income/loss: The net loss was $877,914 for the six month period ended Dec. 31, 2018 as compared to a net loss of $433,417 for the six month period ended Dec.31, 2017. The increase in net loss of $444,497 resulted primarily from the increase in costs of sales and the increase in consulting fees and professional fees, which were slightly offset by the decrease in general and administrative expenses and salaries and benefits expenses.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of Dec. 31, 2018 and June 30, 2018:

	As of Dec. 31, 2018 (unaudited)	As of June 30, 2018
Cash reserves	71,217	$128,868
Working capital (deficit)	($738,798)	$133,425

As at Dec. 31, 2018, our current assets were $282,220 and our current liabilities were $1,021,018 resulting in a working capital deficit of $738,798. Our current assets as at Dec. 31, 2018 consisted of cash of $71,217, accounts receivable (net of allowance of $15,517) of $78,943, contract assets of $38,787 and prepaid expenses and deposits of $93,273. Our current liabilities as at Dec. 31, 2018, consisted of accounts payable and accrued liabilities of $384,392, deferred revenue of $120,199 and due to related parties of $516,427.

As at June 30, 2018, our current assets were $899,007 and our current liabilities were $765,582 resulting in a working capital of $133,425. Our current assets as at June 30, 2018, consisted of cash of $128,868, accounts receivable (net of allowance of $18,872) of $121,742, deferred contract costs of $448,653 and prepaid expenses and deposits of $199,744. Our current liabilities as at June 30, 2018 consisted of accounts payable and accrued liabilities of $108,726, deferred revenue of $421,178 and due to related parties of $235,678.

During the six months ended Dec. 31, 2018, we received an aggregate of $232,747 (2017: $560,363) pursuant to the issuance of convertible notes, which converted on December 28, 2018 along with all other outstanding convertible notes into 1,821,410 shares of our common stock at a price of $0.90 per share, representing an aggregate of $1,639,269 upon the closing of the Amended Share Exchange Agreement. The convertible notes were non-interest bearing. In addition, during the six months ended Dec. 31, 2018 we received proceeds from advances from related parties of $81,691.

Our stockholders' deficit as at Dec. 31, 2018 was $592,874 as compared to our stockholders' deficit of $1,258,069 at June 30, 2018.

Our plan of operations over the next twelve months is to focus on the following:

Task	Start	Finish	Duration
Research & Development ($300,000)	Nov. 1, 2018	Oct. 30, 2019	52 weeks

•Establish a R&D team to develop innovative products and run pilot projects for the industry (e.g. Big Data Analytics, Artificial Intelligence, Machine Learning, IoT Integrations, Service Platforms, etc.)

Branding Exercise ($200,000)
• Evaluate & Appoint Branding Consultant	Nov. 1, 2018	Nov. 28, 2018	4 weeks

• Execution of Branding Strategies	Nov. 29, 2018	May 15, 2019	24 weeks
Sales & Marketing ($125,000)
•Recruitment of Chief Marketing Officer	Nov. 1, 2018	Dec. 26, 2018	8 weeks

•Chief Marketing Officer to establish business collaborations and strategic partnerships (e.g. Channel Partnerships & resellers for local and overseas markets)	Dec. 27, 2018	Oct. 30, 2019	44 weeks
Technology Team ($300,000)
• Review compensation schemes for existing technical team	Nov. 1, 2018	Dec. 12, 2018	6 weeks

• Additional (replacements) headcounts to enhance technology capabilities	Dec. 13, 2018	Feb. 5, 2020	60 weeks
HR Management ($80,000)
• Engage a HR Consultant to review existing Human Resource Management Processes and Practices	Nov. 1, 2018	Jan. 23, 2019	12 weeks

• Execute strategies to improve HR Process and Policies and evaluate and appoint outsourcing companies	Jan. 24, 2019	July 10, 2019	24 weeks

• Outsourcing of Human Resource Management Processes	July 11, 2019	Dec. 25, 2019	24 weeks
Investor Relations & Strategic Financial Advisors ($120,000)
• Engagement of Investor Relations Consultants to support financing activities	Nov. 1, 2018	Oct. 30, 2019	52 weeks

• Engagement of Strategic Financial Advisors to support operation strategies	Nov. 1, 2018	Oct. 30, 2019	52 weeks

Therefore, based on the above, we anticipate that we will require a total of approximately $1,125,000 for our plan of operations over the next twelve months. At December 31, 2018, we had cash of $71,217 and a working capital deficit of $738,798.

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

Statement of Cashflows

During the six month period ended Dec. 31, 2018, our net cash decreased by $57,651 (2017: $453,494), which included net cash used in operating activities of $249,069 (2017: $1,038,398), net cash used in investing activities of $136,520 (2017: $10,082) and net cash provided by financing activities of $314,438 (2017: $560,363).

Cash Flow used in Operating Activities

Operating activities during the six month period ended Dec. 31, 2018 used cash of $249,069 compared to $1,038,398 in the six months ended Dec. 31, 2017. Cash used in operating activities decreased in 2018 as a result of a decrease in accounts receivable of $42,799, a decrease in prepaid expenses and deposits of $106,471, a decrease in contract assets of $199,460, an increase in accounts payable and accrued liabilities of $186,920, a decrease in deferred revenue/contract liabilities of $87,587, and a net loss during the period of $877,914.

Cash Flow used in Investing Activities

During the six month period ended Dec. 31, 2018, investing activities used cash of $3,248 for the purchase of property and $133,272 for software development for a total of $136,520, as compared to $10,082 for the purchase of property and equipment during the six month period ended Dec. 31, 2017.

Cash Flow provided by Financing Activities

During the six month period ended Dec. 31, 2018, financing activities provided cash from the proceeds of notes payable of $232,747 and proceeds from advances from related parties of $81,691 for a total of $314,438, as compared to cash from the proceeds of notes payable of $560,363 for the six month period ended Dec. 31, 2017.

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

Critical Accounting Policies and Use of Estimates

Our condensed and consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles in the United States ("GAAP") and in conformity with the instructions on Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the interim periods are not necessarily indicative of the operating results to be attained in the entire fiscal year.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

(a) Principles of Consolidation and Basis of Presentation

Our unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IBASE Technology International Pte. Ltd. ("IBASE International"). All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. These condensed consolidated financial statements do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the annual financial statements as at and for the year ended June 30, 2018. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results expected for the fiscal year.

(b) Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of estimates and assumptions include: for revenue recognition, determining the nature and timing of the satisfaction of performance obligations, including percentage-of-completion; useful lives of tangible and intangible assets; allowances for doubtful accounts, when technological feasibility is achieved for new software to be leased or sold; and the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c) Revenue

Adoption of New Accounting Guidance on Revenue Recognition

On July 1, 2018, the Company adopted Accounting Standard Codification 606, Revenue from Contracts with Customers ("ASC 606") using the modified retrospective approach applied to any contracts that were not completed as of July 1, 2018. Results for reporting periods beginning after July 1, 2018 are presented under the new guidance, while prior periods continue to be reported in accordance with previous accounting guidance. The Company determined that a cumulative effect adjustment of $179,527 ($0.55 per weighted average share, basic and diluted) to decrease the deficit at July 1, 2018, was necessary upon adoption as there were significant revenue recognition differences identified between the new and previous accounting guidance. Under the new standard, the Company recognizes revenue over time for customized software projects, rather than at a point in time. The adoption of ASC 606 would also have affected the following balances:

	As at July 1, 2018
	As Previously Stated	New Revenue Standard Adjustment	As Stated Under ASC 606
	$	$	$

Deferred contract costs	448,653	(448,653)	-
Contract assets	-	238,247	238,247
Deferred revenue	421,178	(391,566)	29,612

The Company recognizes revenue based on the five criteria for revenue recognition established under ASC 606: 1) identify the contract, 2) identify separate performance obligations, 3) determine the transaction price, 4) allocate the transaction price among the performance obligations, and 5) recognize revenue as the performance obligations are satisfied.

Product Revenue and Service and Other Revenue

Product revenue includes sales of customized software products that can also include underlying licenses, training, and data migration.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, and platforms. Service and other revenue also includes sales from consulting, maintenance, and hosting services.

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities, if any.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Management assesses the business environment, customers' financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

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

For on-premises licenses, the Company recognizes revenue at a point in time when control passes to the customer. For custom licenses that require modification and development based on customer requirements and provide for cost plus reasonable margin throughout the contract, the Company recognizes revenue over time using the input method. For subscription hosting services, the Company recognizes revenue over the period the services are provided.

Revenue Service Types

The Company has four main revenue sources - the sale of customized software products, the sale of software licenses, the sale of subscription cloud services, and the sale of product support and incidental change orders. Accordingly, the Company recognizes revenue for each source as described below:

The Sale of Customized Software Products - Revenue for custom software or significant enhancement to software are projects whereby, the development of the custom software leads to an identifiable asset with no alternative use to the Company, the Company also has an enforceable right to payment under the contract, and revenue is recognized based on the percentage-of-completion using an input model with a master budget of man-days. At the end of each reporting period, the Company reviews its estimated budgeted time to completion and adjusts the percentage of completion accordingly.

Sale of Software - Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase licenses or subscribe to licenses, which provide customers with similar functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue from licenses that require Company resources during the service period are recognized over the term of the license.

Subscription Hosting Services, which allow customers to use hosted software over the contract period without taking possession of the software, are provided on either a subscription or consumption basis. Revenue related to cloud services provided on a subscription basis is recognized ratably over the contract period. When cloud services require a significant level of integration and interdependency with software and the individual components are not considered distinct, all revenue is recognized over the period in which the cloud services are provided.

Sale of Product Support and Incidental Change and Maintenance Orders - The Company recognizes revenue from the sale of product support and incidental change orders when it has completed the performance obligation specified in the contract.

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. The Company uses a range of amounts to estimate SSP when selling each of the products and services separately and needs to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

Disaggregation of Revenues

The Company disaggregates its revenue from contracts with customers by revenue source and timing of transfer of goods or services. Refer to Note 9 for disaggregated revenue information.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing/ milestone invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, or a deferred revenue/contract liability when revenue is recognized subsequent to invoicing.

Under the previous revenue recognition standard, the Company deferred costs incurred that related to unrecognized revenues.

Unfulfilled Performance Obligations

Unfulfilled performance obligations represent amounts expected to be earned on executed contracts. As at December 31, 2018, the Company had approximately $400,000 in unfulfilled performance obligations. The Company expects to satisfy 70% of the performance obligations in fiscal year 2020.

(d) Cost of Sales

Cost of sales includes: amounts paid to external consultants for custom software sales and other direct costs, including salaries for software engineering and project management staff and payroll related costs.

(e) Employee Benefits

The Company remits contributions to the Central Provident Fund Scheme in Singapore which is a defined contribution pension scheme. These contributions are recognized as compensation expense in the period in which the related service is performed.

(f) Research and Development

Research and development expenses include payroll and employee benefits, other payroll-related expenses associated with product development, third-party development and other programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, as defined under ASC 985-20 "Costs of Software to be Sold, Leased or Marketed". Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. Technological feasibility is established once a detailed program design is in place, the Company has established that the necessary skills, hardware, and software technology are available to the entity to produce the product, the completeness of the detail program design and its consistency with the product design have been confirmed by documenting and tracing the detail program design to product specifications, and the detail program design has been reviewed for high-risk development issues (for example, novel, unique, unproven functions and features or technological innovations), and any uncertainties related to identified high-risk development issues have been resolved through coding and testing. As at July 1, 2018, the Company determined technological feasibility was met on the software being developed. During the six months ended December 31, 2018, the Company capitalized approximately $133,000 of software development costs consisting of payroll and other costs.

(g) Reclassifications

Certain of the prior year figures have been reclassified to conform to the current year`s presentation including the payroll costs associated with project management and software engineering, which have been reclassified from general salaries and benefits to cost of sales. The reclassification adjustments had no effect on the Company's comprehensive loss for the six months ended December 31, 2018.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-3, "Financial Instruments - Credit Losses" ("Topic 326"). a new standard to replace the incurred loss impairment methodology under current US GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivable, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for the Company beginning July 1, 2023, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings/ deficit as of the effective date to align the Company's credit loss methodology with the new standard. The Company is currently evaluating the impact of this standard on the consolidated financial statements, including accounting policies, processes, and systems.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company's internal controls over financial reporting, that the weaknesses constitute a "deficiency" and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no material changes in the Company's internal control over financial reporting during our fiscal quarter ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended December 31, 2018, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

•

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

•

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

•

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

•

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

•

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

•

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

•

On December 28, 2018, pursuant to the closing of the Amended Share Exchange Agreement, we issued 18,998,211 shares of our common stock to the shareholders of IBASE on pro rata basis in accordance with each IBASE shareholders' percentage ownership in IBASE. In addition, we issued an aggregate of 1,821,410 shares of our common stock to the holders of Convertible Notes representing an aggregate of $1,639,269. We relied on exemptions from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuances as the securities were issued to the individuals through offshore transactions which were negotiated and consummated outside of the United States.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QORNERSTONE INC.

By:	/s/ Ernest Ong
Ernest Ong
President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: September 27, 2022

By:	/s/ Willie Lian
Willie Lian
Chief Financial Officer and Director (Principal Financial Officer)
Date: September 27, 2022